Form 10QSB
period 1995-09-30
RENT A WRECK OF AMERICA INC
filed 1995-11-14
CIK 763567

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

         / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its Charter)

      Delaware                                              95-3926056
---------------------------------                       -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

11460 Cronridge Drive, Suite 118, Owings Mills, MD                        21117
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 581-5755
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,218,042 shares as of October 15, 1995.

         Transitional Small Business Disclosure Format (Check One):
Yes / /   No /X/

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                        FORM 10-QSB - SEPTEMBER 30, 1995

                                      INDEX

Part I.  Financial Information                          Page
Item   1. Financial Statements

         Consolidated Balance Sheets as of
           March 31, 1995 and
           September 30, 1995 (Unaudited)                2-3

         Consolidated Statements of Earnings for
           the Three and Six Months ended
           September 30, 1994 and 1995 (Unaudited)         4

         Consolidated Statements of Cash Flows for
           Six Months ended September 30, 1994 and
           1995 (Unaudited)                                5

         Notes to Consolidated Financial Statements
           (Unaudited)                                   6-7

Item   2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                    8-10

Part II.  Other Information

Item   1. Legal proceedings                                11

Item   6. Exhibits                                         11

          Signature                                        12

Part I - Financial Information

Item 1 - Financial Statements

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                   ASSETS

                                                          March 31,         September 30,
                                                            1995                 1995
                                                         -----------        -------------
                                                                             (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents .......................        $   566,372         $   697,120
Accounts Receivable, net of allowance
     for doubtful accounts of $591,420
     and $771,485 at March 31, 1995 and
     September 30, 1995, respectively:
          Initial and Continuing License Fees and
            Advertising Fees ....................            244,320             300,657
          Current Portion of Notes Receivable ...            452,471             470,128
          Current Portion of Direct Financing
            Leases ..............................            137,721              57,706
          Insurance Premiums Receivable .........            139,083             157,020
          Other .................................             13,844              12,049
Prepaid Expenses ................................             99,390             107,038
                                                         -----------         -----------
TOTAL CURRENT ASSETS ............................          1,653,201           1,801,718
                                                         -----------         -----------
NOTES AND LEASE RECEIVABLES, net of non-current
   allowance for doubtful accounts of $55,142
   and $36,502 at March 31, 1995 and September
   30, 1995, respectively:
      Notes Receivable ..........................            114,544              42,898
      Direct Financing Leases ...................             26,203              42,827
                                                         -----------         -----------
                                                             140,747              85,725
PROPERTY AND EQUIPMENT:
  Vehicles ......................................               --                47,750
  Furniture, Equipment and Leasehold
    Improvements ................................            454,525             521,453
                                                         -----------         -----------
                                                             454,525             569,203
  Less:  Accumulated Depreciation and
         Amortization ...........................           (307,591)           (328,423)
                                                         -----------         -----------
NET PROPERTY AND EQUIPMENT ......................            146,934             240,780
                                                         -----------         -----------
OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
  Accumulated Amortization of $172,510 and
  $178,701 at March 31, 1995 and September 30,
  1995, respectively ............................            161,028             164,878
                                                         -----------         -----------

    TOTAL ASSETS ................................        $ 2,101,910         $ 2,293,101
                                                         ===========         ===========


   The accompanying notes are an integral part of these consolidated balance sheets.

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          March 31,         September 30,
                                                            1995               1995
                                                         -----------        -------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses .......        $   573,926         $   561,103
    Dividends Payable ...........................             33,115              33,115
    Insurance Premiums, Deposits, and Loss
      Reserves ..................................            115,455             161,084
    Other .......................................             34,944              29,345
    Current Maturities of Long-Term Debt:
        Commercial Installment ..................             45,751                --
                                                         -----------         -----------
       TOTAL CURRENT LIABILITIES ................            803,191             784,647
                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,655,750 shares at
    March 31, 1995 and September 30, 1995
   (aggregate liquidation preference $1,324,600
    at March 31, 1995 and September 30, 1995) ...             16,558              16,558
  Common Stock, $.01 par value; shares
    authorized, 25,000,000; issued and
    outstanding 4,238,042 at March 31, 1995 and
    issued 4,238,042, outstanding 4,218,042 at
    September 30, 1995 ..........................             42,380              42,380
  Additional Paid-In Capital ....................          3,198,920           3,198,920
  Cumulative Deficit ............................         (1,959,139)         (1,733,404)
  Treasury Stock ................................               --               (16,000)
                                                         -----------         -----------
    TOTAL SHAREHOLDERS' EQUITY ..................          1,298,719           1,508,454
                                                         -----------         -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY ....................................        $ 2,101,910         $ 2,293,101
                                                         ===========         ===========


   The accompanying notes are an integral part of these consolidated balance sheets.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                      Three Months                          Six Months
                                                   Ended September 30,                 Ended September 30,
                                                 1994              1995              1994               1995
                                              ----------        ----------        ----------        ----------
REVENUES:
  Initial License Fees .................      $  127,000        $  196,250        $  236,750        $  400,750
  Advertising Fees .....................         153,896           160,610           268,886           288,224
  Continuing License Fees ..............         485,404           504,431           848,710           911,377
  Auto Rental Operations ...............            --               3,750              --               3,750
  Direct Financing Lease Franchisees ...          17,929             3,593            40,837             9,869
  Other ................................          85,121            79,031           164,912           160,580
                                              ----------        ----------        ----------        ----------
                                                 869,350           947,665         1,560,095         1,774,550
EXPENSES:
  Advertising and Promotion ............         195,549           211,214           344,193           391,284
  Depreciation & Amortization ..........          20,190            13,947            40,622            27,416
  Sales and Marketing Expenses .........         181,943           199,455           346,581           374,262
  General and Administrative Expenses ..         192,654           177,780           321,959           350,485
  Salaries, Consulting Fees and
    Employee Benefits ..................         143,934           160,335           266,557           329,754
                                              ----------        ----------        ----------        ----------
                                                 734,270           762,731         1,319,912         1,473,201
                                              ----------        ----------        ----------        ----------
OPERATING INCOME .......................         135,080           184,934           240,183           301,349

INTEREST INCOME, NET ...................           7,726            13,923            12,989            28,173

INCOME BEFORE INCOME TAX EXPENSE .......         142,806           198,857           253,172           329,522

INCOME TAX EXPENSE .....................          12,000             8,750            16,500            19,250


NET INCOME .............................      $  130,806        $  190,107        $  236,672        $  310,272

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ......................          33,115            33,115            66,230            66,230
                                              ----------        ----------        ----------        ----------
NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES .........      $   97,691        $  156,992        $  170,442        $  244,042
                                              ==========        ==========        ==========        ==========

EARNINGS PER COMMON SHARE ..............      $      .02        $      .03        $      .04        $      .05
                                              ==========        ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING         4,238,042         4,484,642         4,238,042         4,484,642
                                              ==========        ==========        ==========        ==========


  The accompanying notes are an integral part of these Consolidated Statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended September 30,
                                                            -------------------------------
                                                                 1994               1995
                                                               ---------         ---------
Cash flow from operating activities:
  Net Income .............................................     $ 236,672         $ 310,272
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization ......................        40,622            27,416
      Loss (Gain) on disposal of property and equipment ..            19              (200)
      Provision for doubtful accounts ....................       124,247           172,743
      Changes in assets and liabilities:
        Accounts and notes receivable ....................       (63,051)         (160,628)
        Direct financing leases receivable ...............       180,438            31,891
        Inventory ........................................         2,802              --
        Prepaid expenses .................................         3,057            (7,648)
        Other assets .....................................        10,292               895
        Accounts payable and accrued
          expenses .......................................       (33,356)          (18,422)
        Insurance premiums, deposits, and
          loss reserves ..................................         2,403            45,629
                                                               ---------         ---------
      Net cash provided by operating activities ..........       504,145           401,948
                                                               ---------         ---------
Cash flow from investing activities:
  Proceeds from sale of property and equipment ...........          --                 200
  Acquisition of property and equipment ..................       (23,804)         (115,071)
  Additions to trademarks and other ......................        (9,566)          (10,041)
                                                               ---------         ---------
  Net cash used in investing activities ..................       (33,370)         (124,912)
                                                               ---------         ---------
Cash flows from financing activities:
  Payments of long-term notes payable ....................      (479,371)          (45,751)
  Preferred dividends paid ...............................       (33,115)          (84,537)
  Purchase of Treasury Stock .............................          --             (16,000)
                                                               ---------         ---------
  Net cash used in financing activities ..................      (512,486)         (146,288)
                                                               ---------         ---------
Net (decrease) increase in cash and cash equivalents .....       (41,711)          130,748
Cash and cash equivalents at beginning of period .........       583,410           566,372
                                                               ---------         ---------
Cash and cash equivalents at end of period ...............     $ 541,699         $ 697,120
                                                               =========         =========
Supplemental disclosure of cash flow information:
  Interest paid ..........................................     $   3,134         $   3,406
  Taxes paid .............................................     $  24,550         $  17,550

Non-cash transactions:
  Obligation under Capital Lease .........................     $  15,511         $  29,345
                                                               =========         =========


  The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly-owned subsidiaries, Rent-A-Wreck Operations, Inc. ("RAW OPS"), Rent-A-Wreck One Way Inc. ("RAW One Way") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing"), URM Corporation ("URM") and Central Life and Casualty Company, Limited ("CLC"). All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three and six-month periods ended September 30, 1994 and 1995 and the statements of cash flows for the six-month periods ended September 30, 1994 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2.       PREFERRED STOCK

As of March 31, 1995, preferred dividend arrearages were $366,137. The Company paid $18,307 of these arrearages during the quarter ended June 30, 1995. A quarterly preferred dividend of $33,115 was declared for the first quarter ended June 30, 1995 and it was paid on August 10, 1995. For the quarter ended September 30, 1995, the Company declared dividends totaling $33,115 which are expected to be paid during the third quarter of the Company's fiscal year.

3.       LONG-TERM DEBT

         As of January 17, 1992 the Company entered into a Commercial Installment Agreement with a finance company. This Commercial Installment Agreement bears an interest rate of 3% over prime rate not to exceed 9% and matured August 1, 1995.

During the quarter ended September 30, 1995, the Company paid off the $45,751 Commercial Installment Agreement. Franchisees owed the Company $74,113 and $34,192 as of March 31, 1995 and September 30, 1995, respectively, under the Commercial Installment Agreement.

Currently the Company directly provides vehicle financing to qualifying franchisees. Each franchisee requesting credit applies for prior approval of a credit line with the Company. The terms of each financing agreement vary depending upon the vehicle involved, the creditworthiness of the franchisee and other factors. As of March 31, 1995 and September 30, 1995, franchisees owed the Company $103,980 and $109,563 under the direct financing program.

4.EARNINGS PER COMMON SHARE

The computation of earnings per common share for the six-month periods ended September 30, 1994 and 1995, respectively, is presented on a fully diluted basis and is based upon the weighted average number of common shares outstanding for those periods. Any dilutive effect of stock options and warrants was considered in computation of earnings per common share. In the computation for the three and six-month periods ended September 30, 1994 and 1995, cumulative preferred dividends in the amounts of $33,115 and $66,230, respectively, for each period were subtracted from net income to arrive at the earnings applicable to common shareholders.

5.TREASURY STOCK

During the quarter ended June 30, 1995, the Company purchased 20,000 shares of its common stock at a cost of $16,000.

6.LITIGATION

The Company is party to legal proceedings incidental to its business from time to time. Certain claims, suits and complaints arise in the ordinary course of business and may be filed against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect the consolidated results of operations or financial position of the Company.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER RESULTS OF OPERATIONS

Gross revenues increased by $78,315 (9%) for the three- month period ended September 30, 1995 as compared to the same period in the prior year, due primarily to the increase in initial license fees of $69,250 (55%) and an increase in continuing license fees of $19,027 (4%).

Total operating expenses increased by $28,461 (4%) in this period due primarily to an increase in salary expense of $16,401 (11%), and an increase in sales and marketing expenses of $17,512 (10%) which resulted primarily from the addition of new salespersons.

The company realized operating income of $184,934 for the quarter compared to operating income of $135,080 in the same quarter for 1994, reflecting an increase of $49,854. This increase resulted primarily from the increase in initial license fees and continuing license fees.

YEAR TO DATE RESULTS OF OPERATIONS

Gross revenues increased by $214,455 (14%) for the six-month period ended September 30, 1995 as compared to the same period in the prior year. This increase occurred due to a $164,000 (69%) increase in initial licensing fees and a $62,667 (7%) increase in continuing license fees, partially offset by a decrease of $30,968 (76%) from the vehicle finance program.

Total operating expenses increased by $153,289 (12%) in this period due primarily to an increase in salary expense of $63,197 (24%), an increase in sales and marketing expenses of $27,681 (8%), and an increase in general and administrative expenses of $28,526 (9%), which resulted primarily from an increase in legal fees and expenses.

The Company realized operating income of $301,349, before taxes and interest, for the six months compared to an operating income of $240,183 for 1994, reflecting an increase of $61,166. This increase resulted primarily from the increase in initial license fees and continuing license fees.

Net interest income increased by $15,184 due primarily to the elimination of the long-term note payable and an increase in initial license fees notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital of $1,017,071 compared to working capital of $850,010 at March 31, 1995. This increase of $167,061 primarily resulted from the net profit earned during the six-month period ended September 30, 1995.

Cash provided by operations was $401,948 resulting from an increase in net income, as well as the reduction of accounts payable. Cash used in financing activities during the same period was $146,288 based on payments on a long-term note payable, payments of preferred dividends, and the purchase of treasury stock.

The Company believes that it has sufficient working capital to support its business plan through fiscal 1996.


IMPACT OF INFLATION

Inflation has had no material impact on the operations and financial condition of the Company.

                           SELECTED FINANCIAL DATA

Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for the six-month periods ended September 30, 1994 and 1995 and with respect to the balance sheets thereof at September 30 in each of those years.

The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                  Three Months                    Six Months
                                  Ended September 30,             Ended September 30,
                                  1994      1995                  1994      1995
                                  --------------------------------------------------------
                                  (in thousands except per share and number of franchises)
                                                     (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)            $ 8,090        $ 8,407        $14,145        $15,190
Number of Franchises                    375            414            375            414

RESULTS OF OPERATIONS

Total Revenue                       $   869        $   948        $ 1,560        $ 1,775
Costs and expenses and Other            734            763          1,320          1,473
Income before income
taxes                                   143            199            253            330
Net income                              131            190            237            310
Earnings per share (2)              $   .02        $   .03        $   .04        $   .05
Weighted average number of
  shares outstanding                  4,238          4,485          4,238          4,485


                                                      Six Months
                                                      Ended September 30,
                                                      --------------------------
                                                       1994                1995
                                                      ------              ------
                                                              (Unaudited)
BALANCE SHEET DATA

Working capital                                       $  783              $1,017
Total assets                                          $2,249              $2,293
Long-term obligations                                 $  245              $ --
Shareholders' equity                                  $1,252              $1,508


(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees in paying license fees.

(2) Earnings per common share are after deducting a provision for preferred dividends of $33,115 and $66,230, respectively, for the three and six-month periods ended September 30, 1994 and 1995.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information is incorporated by reference from the Company's Report Form 10-KSB for the year ended March 31, 1995.


ITEM 6.   EXHIBITS

See Exhibit Index following the Signatures page, which is incorporated herein by this reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:

/s/Mithra Khosravi                            November 7, 1995
------------------------------            ---------------------
Mithra Khosravi
Chief Accounting Officer

                                 EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK OF AMERICA, INC
                                  FROM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Exhibit
  No.                   Description
-------                 -----------

27                      Financial Data Schedule