Form 10QSB
period 1995-12-31
RENT A WRECK OF AMERICA INC
filed 1996-02-07
CIK 763567

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1995

         / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

         For the transition period from              to
                                        ------------    ------------
                 Commission File Number 0-14819

                         RENT-A-WRECK OF AMERICA, INC.
-------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its Charter)

            Delaware                                             95-3926056
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD                        21117
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,168,042 shares as of January 22, 1996.

         Transitional Small Business Disclosure Format (Check One):
Yes / /  No /X/

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                        FORM 10-QSB - DECEMBER 31, 1995

                                     INDEX


Part I.   Financial Information                             Page
-------------------------------                             ----
Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1995 and
            December 31, 1995 (Unaudited)                    2-3

          Consolidated Statements of Earnings for
            the Three and Nine Months ended
            December 31, 1994 and 1995 (Unaudited)             4

          Consolidated Statements of Cash Flows for
            the Nine Months ended December 31, 1994 and
            1995 (Unaudited)                                   5

          Notes to Consolidated Financial Statements
            (Unaudited)                                      6-7

Item   2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      8-10


Part II.  Other Information


Item   1. Legal proceedings                                   11

Item   4. Submission of Matters to a Vote of
            Security Holders                                  11


Item   5. Retirement of Stock Information                     11

Item   6. Exhibits                                            11

       Signature                                              12

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                                                         March 31,        December 31,
                                                                           1995              1995
                                                                        ----------        ------------
                                                                                          (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents...........................................    $  566,372        $  703,107
Accounts Receivable, net of allowance
     for doubtful accounts of $591,420
     and $781,651 at March 31, 1995 and
     December 31, 1995, respectively:
          Initial and Continuing License Fees and
            Advertising Fees........................................       244,320           273,157
          Current Portion of Notes Receivable.......................       452,471           482,025
          Current Portion of Direct Financing
            Leases..................................................       137,721            46,994
       Insurance Premiums Receivable................................       139,083           165,388
          Other.....................................................        13,844            24,299
Prepaid Expenses....................................................        99,390            88,520
                                                                        ----------        ----------
TOTAL CURRENT ASSETS................................................     1,653,201         1,783,490
                                                                        ----------        ----------
NOTES AND LEASE RECEIVABLES, Net of non-current
   allowance for doubtful accounts of $55,142
   and $23,434 at March 31, 1995 and December
   31, 1995, respectively:
      Notes Receivable..............................................       114,544            35,462
      Direct Financing Leases.......................................        26,203             4,729
                                                                        ----------        ----------
                                                                           140,747            40,191
PROPERTY AND EQUIPMENT:
  Vehicles..........................................................         --               11,750
  Furniture, Equipment and Leasehold
    Improvements....................................................       454,525           603,988
                                                                        ----------        ----------
                                                                           454,525           615,738
  Less:  Accumulated Depreciation and
         Amortization...............................................      (307,591)         (338,054)
                                                                        ----------        ----------
NET PROPERTY AND EQUIPMENT..........................................       146,934           277,684
                                                                        ----------        ----------
OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
  Accumulated Amortization of $172,510 and
  $181,954 at March 31, 1995 and December 31,
  1995, respectively................................................       161,028           164,481
                                                                        ----------        ----------

    TOTAL ASSETS....................................................    $2,101,910        $2,265,846
                                                                        ==========        ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                         March 31,        December 31,
                                                                           1995              1995
                                                                        ----------        ------------
                                                                                          (Unaudited)
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses...........................    $  573,926        $  514,717
    Dividends Payable...............................................        33,115            32,565
    Insurance Premiums, Deposits, and Loss
      Reserves......................................................       115,455           152,910
    Current Maturities of Long-Term Debt:
        Commercial Installment......................................        45,751             --
        Capital Leases..............................................        13,710            19,314
                                                                        ----------        ----------
       TOTAL CURRENT LIABILITIES....................................       781,957           719,506
                                                                        ----------        ----------

LONG-TERM DEBT, Less Current Maturities:
           Capital Leases...........................................        21,234            36,423
                                                                        ----------        ----------
                                                                            21,234            36,423
                                                                        ----------        ----------

TOTAL LIABILITIES...................................................       803,191           755,929
                                                                        ----------        ----------



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,655,750 shares at
    March 31, 1995 and 1,628,250 shares at
    December 31, 1995 (aggregate liquidation
    preference $1,324,600 at March 31, 1995
    and $1,302,600 at December 31, 1995)............................        16,558            16,283
  Common Stock, $.01 par value; shares
    authorized, 25,000,000; issued and
    outstanding 4,238,042 at March 31, 1995 and
    4,168,042 at December 31, 1995..................................        42,380            41,680
  Additional Paid-In Capital........................................     3,198,920         3,088,015
  Cumulative Deficit................................................    (1,959,139)       (1,636,061)
                                                                        ----------        ----------
    TOTAL SHAREHOLDERS' EQUITY......................................     1,298,719         1,509,917
                                                                        ----------        ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY........................................................    $2,101,910        $2,265,846
                                                                        ==========        ==========



The accompanying notes are an integral part of these consolidated balance sheets.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                   Three Months              Nine Months
                                                Ended December 31,        Ended December 31,
                                                 1994        1995          1994        1995
                                              ----------  ----------    ----------  ----------
REVENUES:
  Initial License Fees...................     $  164,668  $  192,000    $  401,418  $  592,750
  Advertising Fees.......................        117,172     155,590       386,058     443,814
  Continuing License Fees................        386,957     463,832     1,235,667   1,375,209
  Auto Rental Operations.................          --          --            --          3,750
  Direct Financing Lease Franchisees.....         14,636       2,977        55,473      12,846
  Other..................................         81,053      79,806       245,965     240,386
                                              ----------  ----------    ----------  ----------
                                                 764,486     894,205     2,324,581   2,668,755
EXPENSES:
  Advertising and Promotion..............        168,840     213,728       513,033     605,012
  Depreciation & Amortization............         19,589      13,484        60,211      40,900
  Sales and Marketing Expenses...........        174,385     185,977       520,966     560,239
  General and Administrative Expenses....        145,924     207,600       467,883     558,085
  Salaries, Consulting Fees, and
    Employee Benefits....................        151,887     158,610       418,444     488,364
                                              ----------  ----------    ----------  ----------
                                                 660,625     779,399     1,980,537   2,252,600
                                              ----------  ----------    ----------  ----------
OPERATING INCOME.........................        103,861     114,806       344,044     416,155

INTEREST INCOME, NET.....................          8,126      12,908        21,115      41,081

INCOME BEFORE INCOME TAX EXPENSE.........        111,987     127,714       365,159     457,236

INCOME TAX EXPENSE.......................         16,957       4,150        33,457      23,400

NET INCOME ..............................     $   95,030  $  123,564    $  331,702  $  433,836

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK........................         33,115      32,565        99,345      98,795
                                              ----------  ----------    ----------  ----------
NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES...........     $   61,915  $   90,999    $  232,357  $  335,041
                                              ==========  ==========    ==========  ==========

EARNINGS PER COMMON SHARE................     $      .01  $      .02    $      .05         .07
                                              ==========  ==========    ==========  ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING...      4,238,042   4,386,305     4,238,042   4,386,305
                                              ==========  ==========    ==========  ==========


The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended December 31,
                                                                ------------------------------
                                                                   1994                1995
                                                                ----------          ----------
Cash flow from operating activities:
  Net Income ..............................................     $  331,702          $  433,836
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization........................         60,211              40,900
      Loss (Gain) on disposal of property and equipment....             19              (1,800)
      Provision for doubtful accounts......................        183,844             264,099
      Changes in assets and liabilities:
        Accounts and notes receivable......................        (96,906)           (254,282)
        Direct financing leases receivable.................        284,782              80,058
        Inventory..........................................          2,802               --
        Prepaid expenses...................................        (21,268)             10,870
        Other assets.......................................         19,009               6,257
        Accounts payable and accrued
          expenses.........................................        (35,416)            (38,416)
        Insurance premiums, deposits, and
          loss reserves....................................         (1,954)             37,455
                                                                ----------          ----------
      Net cash provided by operating activities............        726,825             578,977
                                                                ----------          ----------
Cash flow from investing activities:
  Proceeds from sale of property and equipment.............          --                 37,200
  Acquisition of property and equipment....................        (36,202)           (197,607)
  Additions to trademarks and other........................         (4,927)            (12,896)
                                                                ----------          ----------
  Net cash used in investing activities....................        (41,129)           (173,303)
                                                                ----------          ----------
Cash flows from financing activities:
  Payments of long-term notes payable......................       (548,237)            (45,751)
  Preferred dividends paid.................................        (66,230)           (117,652)
  Retirement of Common Stock...............................          --                (71,161)
  Retirement of Preferred Stock............................          --                (34,375)
                                                                ----------          ----------
  Net cash used in financing activities....................       (614,467)           (268,939)
                                                                ----------          ----------
Net increase in cash and cash equivalents..................         71,229             136,735
Cash and cash equivalents at beginning of period...........        583,410             566,372
                                                                ----------          ----------
Cash and cash equivalents at end of period.................     $  654,639          $  703,107
                                                                ==========          ==========
Supplemental disclosure of cash flow information:
  Interest paid............................................     $   19,829          $    5,030
  Taxes paid...............................................     $   36,977          $   31,752

Non-cash transactions:
  Obligation under Capital Lease...........................     $   14,067          $   55,737
                                                                ==========          ==========


The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


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

         The consolidated balance sheet as of December 31, 1995, the consolidated statements of earnings for the three and nine-month periods ended December 31, 1994 and 1995 and the statements of cash flows for the nine-month periods ended December 31, 1994 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.


2.       PREFERRED STOCK

         As of March 31, 1995, preferred dividend arrearages were $366,137.
The Company paid $18,307 of these arrearages during the quarter ended June 30, 1995. In the quarter ended December 31, 1995, the Company bought back and retired 27,500 shares. As of December 31, 1995, preferred dividend arrearages were $341,908. Quarterly preferred dividends of $33,115 were declared for both the first and second quarters ended June 30, 1995 and September 30, 1995. They were paid on August 10, 1995 and November 10, 1995, respectively. For the quarter ended December 31, 1995, the Company declared dividends totaling $32,565 which are expected to be paid during the fourth quarter of the Company's fiscal year.

3.       LONG-TERM DEBT

         As of January 17, 1992 the Company entered into a Commercial Installment Agreement with a finance company. This Commercial Installment Agreement bore an interest rate of 3% over prime rate not to exceed 9% and matured August 1, 1995.

         During the quarter ended September 30, 1995, the Company paid off the $45,751 Commercial Installment Agreement. Franchisees owed the Company $74,113 and $22,540 as of March 31, 1995 and December 31, 1995, respectively, under the Commercial Installment Agreement.

         Currently the Company directly provides vehicle financing to qualifying franchisees. Each franchisee requesting credit applies for prior approval of a credit line with the Company. The terms of each financing agreement vary depending upon the vehicle involved, the creditworthiness of the franchisee and other factors. As of March 31, 1995 and December 31, 1995, franchisees owed the Company $103,980 and $83,842 under the direct financing program.

4.       EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the nine-month periods ended December 31, 1994 and 1995, respectively, is presented on a fully diluted basis and is based upon the weighted average number of common shares outstanding for those periods. Any dilutive effect of stock options and warrants was considered in computation of earnings per common share. In the computation for the three and nine-month periods ended December 31, 1994, cumulative preferred dividends in the amounts of $33,115 and $99,345 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders. For the three and nine-month periods ended December 31, 1995, cumulative preferred dividends in the amounts of $32,565 and $98,795 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders.


5.       LITIGATION

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

6.       RETIREMENT OF STOCK

         During the quarter ended June 30, 1995, the Company announced a buyback of up to 250,000 shares of its common stock and/or its Series A convertible preferred stock. During the quarters ended June 30, 1995 and December 31, 1995, the Company bought back an aggregate of 70,000 shares of its common stock at a cost of $71,161, and also bought back an aggregate of 27,500 shares of its preferred stock at a cost of $34,375. These shares were retired in the quarter ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER RESULTS OF OPERATIONS

         Gross revenues increased by $129,719 (17%) for the three-month period ended December 31, 1995 as compared to the same period in the prior year, due primarily to the increase in initial license fees of $27,332 (17%) and an increase in continuing license fees of $76,875 (20%).

         Total operating expenses increased by $118,774 (18%) in this period due primarily to an increase in general and administrative expenses of $61,676 (42%) which resulted primarily from an increase in legal fees and expenses, and an increase in sales and marketing expenses of $11,592 (7%) which resulted primarily from the addition of new salespersons.

         The Company realized operating income of $111,206 for the quarter compared to operating income of $103,861 in the same quarter for 1994, reflecting an increase of $10,945. This increase resulted primarily from the increase in initial license fees and continuing license fees.

YEAR TO DATE RESULTS OF OPERATIONS

         Gross revenues increased by $344,174 (15%) for the nine-month period ended December 31, 1995 as compared to the same period in the prior year. This increase occurred due to a $191,332 (48%) increase in initial licensing fees and a $139,542 (11%) increase in continuing license fees, partially offset by a decrease of $42,627 (77%) from the vehicle finance program.

         Total operating expenses increased by $272,063 (14%) in this period due primarily to an increase in salary expense of $69,920 (17%), an increase in sales and marketing expenses of $39,273 (8%), and an increase in general and administrative expenses of $90,202 (19%), which resulted primarily from an increase in legal fees and expenses.

         The Company realized operating income of $416,155, before taxes and interest, for the nine months compared to an operating income of $344,044 for 1994, reflecting an increase of $72,111. This increase resulted primarily from the increase in initial license fees and continuing license fees.

         Net interest income increased by $19,966 due primarily to the elimination of the long-term note payable and an increase in initial license fees notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had working capital of $1,063,984 compared to working capital of $871,244 at March 31, 1995. This increase of $192,740 primarily resulted from the net profit earned during the nine-month period ended December 31, 1995.

         Cash provided by operations was $578,977 resulting from an increase in net income which was offset by an increase in accounts and notes receivable due to the growth of the Company. Cash used in financing activities during the same period was $268,939 based on payments on a long-term note payable, payments of preferred dividends, and the retirement of common and preferred stock.

         The Company believes that it has sufficient working capital to support its business plan through fiscal 1996.



IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company.

         SELECTED FINANCIAL DATA

         Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the nine-month periods ended December 31, 1994 and 1995 and with respect to the balance sheets thereof at December 31 in each of those years.

         The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                         Three Months                Nine Months
                                      Ended December 31,          Ended December 31,
                                       1994       1995             1994       1995
                                 --------------------------------------------------------
                                 (in thousands except per share and number of franchises)
                                                       (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)         $ 6,449        $ 7,731         $20,594      $22,920
Number of Franchises                 388            435             388          435

RESULTS OF OPERATIONS

Total Revenue                    $   764        $   894         $ 2,325      $ 2,669
Costs and expenses and other         661            779           1,981        2,253
Income before income
taxes                                112            128             365          457
Net income                            95            124             332          434
Earnings per share (2)           $   .01        $   .02         $   .05      $   .07
Weighted average number of
  shares outstanding               4,238          4,386           4,238        4,386



                                                                    December 31,
                                                                 1994         1995
                                                               --------------------
                                                                   (Unaudited)
BALANCE SHEET DATA

Working capital                                                 $  914       $1,064
Total assets                                                    $2,236       $2,266
Shareholders' equity                                            $1,313       $1,510

(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees in paying license fees.

(2) Earnings per common share are after deducting a provision for preferred dividends of $33,115 and $99,345, for the three and nine-month periods ended December 31, 1994. For the three and nine-month periods ended December 31, 1995, earnings per common share are after deducting a provision for preferred dividends of $32,565 and $98,795.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Information is incorporated by reference from the Company's Report Form 10-KSB for the year ended March 31, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1995 Annual Meeting of Stockholders of the Company was held on October 18, 1995.

         (b) The following persons were elected as directors of the Company at the Annual Meeting for a one-year term:

                                                               Withheld       Broker
                                                  For          Authority      Non-Votes
Class I directors
(elected by
common stock):      Kenneth L. Blum, Sr.        2,296,111       6,300            --
                    David Schwartz              2,296,111       6,300            --

Class II directors
(elected by
preferred stock):   Alan L. Aufzien             1,375,000        --              --
                    William L. Richter          1,375,000        --              --


ITEM 5.  RETIREMENT OF STOCK INFORMATION

         During the quarter ended June 30, 1995, the Company announced a buyback of up to 250,000 shares of its common stock and/or its Series A convertible preferred stock. During the quarters ended June 30, 1995 and December 31, 1995, the Company bought back an aggregate of 70,000 shares of its common stock at a cost of $71,161, and also bought back an aggregate of 27,500 shares of its preferred stock at a cost of $34,375. These shares were retired in the quarter ended December 31, 1995.


ITEM 6.  EXHIBITS

         See Exhibit Index following the Signatures page, which is incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mithra Khosravi                            February 06, 1996
---------------------------               --------------------------
Mithra Khosravi
Chief Accounting Officer





/s/Kenneth L. Blum, Sr.                       February 06, 1996
-----------------------                   --------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                 EXHIBIT INDEX
                                       TO
                         RENT-A-WRECK of AMERICA, INC.
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 1995

EXHIBIT NO.               DESCRIPTION
-----------               -----------
27                        Financial Data Schedule