Form 10QSB
period 1996-09-30
RENT A WRECK OF AMERICA INC
filed 1996-11-13
CIK 763567

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819
                          RENT-A-WRECK OF AMERICA, INC.
         ----------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its Charter)

      Delaware                                                   95-3926056
---------------------------------                           --------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD            21117
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 581-5755
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,105,142 shares as of October 15, 1996.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                       FORM 10-QSB - SEPTEMBER 30, 1996


                              INDEX


Part I.   Financial Information                                            Page
                                                                           ----
Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1996 and
            September 30, 1996 (Unaudited)                                  2-3

          Consolidated Statements of Earnings for
            the Three and Six Months ended
            September 30, 1995 and 1996 (Unaudited)                           4

          Consolidated Statements of Cash Flows for
            Six Months ended September 30, 1995 and
            1996 (Unaudited)                                                  5

          Notes to Consolidated Financial Statements
            (Unaudited)                                                     6-7

Item   2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      7-9

Part II.  Other Information



Item   1. Legal proceedings                                                   10

Item   5. Retirement of Stock Information                                  10-11

Item   6. Exhibits                                                            11

          Signature                                                           12

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                           ASSETS

                                                          March 31,        September 30,
                                                            1996               1996
                                                       -------------       -------------
                                                                            (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents ......................        $   579,871         $   625,801
Accounts Receivable, net of allowance
  for doubtful accounts of $775,376
    and $928,030 at March 31, 1996 and
    September 30, 1996, respectively:
      Continuing License Fees and
        Advertising Fees .......................            267,203             356,487
      Current Portion of Notes Receivable ......            512,771             494,554
      Current Portion of Direct Financing
        Leases .................................             33,872              35,790
      Insurance Premiums Receivable ............            171,943             203,511
      Other ....................................              6,388               9,159
Prepaid Expenses ...............................             85,787              97,030
                                                        -----------         -----------

    TOTAL CURRENT ASSETS .......................          1,657,835           1,822,332
                                                        -----------         -----------

NOTES AND LEASE RECEIVABLES, net of non-current
  allowance for doubtful accounts of $17,604
  and $15,895 at March 31, 1996 and September
  30, 1996, respectively:
    Notes Receivable ...........................              9,846                --
    Direct Financing Leases ....................             14,011              54,049
                                                        -----------         -----------

                                                             23,857              54,049
                                                        -----------         -----------
PROPERTY AND EQUIPMENT:
  Vehicles .....................................             42,525              57,250
  Furniture, Equipment and Leasehold
    Improvements ...............................            639,439             695,508

  Less:  Accumulated Depreciation and
         Amortization ..........................           (358,018)           (402,844)
                                                        -----------         -----------

NET PROPERTY AND EQUIPMENT .....................            323,946             349,914
                                                        -----------         -----------

OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
    accumulated amortization of $194,312 and
    $84,423 at March 31, 1996 and September 30,
    1996, respectively .........................            158,743             168,076
                                                        -----------         -----------


    TOTAL ASSETS ...............................        $ 2,164,381         $ 2,394,371
                                                        ===========         ===========




The accompanying notes are an integral part of these consolidated balance sheets.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           March 31,         September 30,
                                                             1996                 1996
                                                          -----------         -----------
                                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ..........        $   598,436         $   626,351
  Dividends Payable ..............................             31,327              29,975
  Insurance Premiums, Deposits, and Loss
    Reserves .....................................            109,695             130,844
  Current Maturities of Capital Lease
    Obligations ..................................             16,603              10,809
                                                          -----------         -----------

    TOTAL CURRENT LIABILITIES ....................            756,061             797,979
                                                          -----------         -----------


CAPITAL LEASE OBLIGATIONS, Less Current
  Maturities .....................................             35,927              34,764
                                                          -----------         -----------

    TOTAL LIABILITIES ............................            791,988             832,743
                                                          -----------         -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,566,375 shares at
    March 31, 1996 and 1,498,750 shares at
    September 30, 1996 (aggregate liquidation
    preference $1,253,100 at March 31, 1996
    and $1,199,000 at September 30, 1996) ........             15,664              14,987
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    4,121,642 shares at March 31, 1996 and
    4,105,142 shares at September 30, 1996 .......             41,216              41,051
  Additional Paid-In Capital .....................          2,992,198           2,921,542
  Cumulative Deficit .............................         (1,676,685)         (1,415,952)
                                                          -----------         -----------

    TOTAL SHAREHOLDERS' EQUITY ...................          1,372,393           1,561,628
                                                          -----------         -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .....................................        $ 2,164,381         $ 2,394,371
                                                          ===========         ===========




The accompanying notes are an integral part of these consolidated balance sheets.

                     RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)

                                                  Three Months            Six Months
                                              Ended September 30,     Ended September 30,
                                               1995        1996        1995        1996
                                             ---------------------    ------------------

REVENUES:
  Initial License Fees....................$  196,250  $  234,500   $  400,750   $  462,500
  Advertising Fees........................   160,610     185,649      288,224      356,367
  Continuing License Fees.................   504,431     576,271      911,377    1,091,667
  Auto Rental Operations..................     3,750          68        3,750           68
  Direct Financing Leases To Franchisees..     1,987       3,133        5,061        5,498
  Other...................................    79,031      79,563      160,580      143,999
                                          ----------- -----------  -----------  ----------
                                             946,059   1,079,184    1,769,742    2,060,099
                                          ----------- -----------  -----------  ----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits.....................   160,335     191,726      329,754      379,515
  Sales and Marketing Expenses............   199,357     162,463      374,164      344,975
  Advertising and Promotion...............   211,214     264,255      391,284      491,134
  General and Administrative Expenses.....   177,780     196,836      350,485      389,095
  Depreciation & Amortization.............    13,947      27,214       27,416       55,555
                                          ----------- -----------  -----------  ----------
                                             762,633     842,494    1,473,103    1,660,274
                                          ----------- -----------  -----------  ----------

      OPERATING INCOME....................   183,426     236,690      296,639      399,825

INTEREST INCOME, NET......................    15,431      15,483       32,883       30,754
                                          ----------- -----------  -----------  ----------

      INCOME BEFORE INCOME TAX EXPENSE....   198,857     252,173      329,522      430,579
                                          ----------- -----------  -----------  ----------

INCOME TAX EXPENSE........................     8,750      23,400       19,250       45,300
                                          ----------- -----------  -----------  ----------

      NET INCOME..........................$  190,107  $  228,773   $  310,272   $  385,279

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK.........................    33,115      29,975       66,230       60,890
                                          ----------- -----------  -----------  ----------

NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES............$  156,992  $  198,798   $  244,042   $  324,389
                                          ----------- -----------  -----------  ----------

EARNINGS PER COMMON SHARE.................$      .03  $      .04   $      .05   $      .07
                                          =========== ===========  ===========  ==========


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING.... 4,238,042   4,441,142    4,238,042    4,441,142
                                          =========== ===========  ===========  ==========




  The accompanying notes are an integral part of these Consolidated Statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six Months Ended September 30,
                                                            ------------------------------
                                                                 1995             1996
                                                            -------------     ------------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net income ..............................................   $  310,272       $  385,279
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization........................       27,416           55,555
      Gain on disposal of property and equipment...........        (200)           (1,578)
      Provision for doubtful accounts......................      172,743          155,268
      Changes in assets and liabilities:
      Accounts and notes receivable........................     (160,628)        (236,057)
      Direct financing leases receivable...................       31,891          (53,956)
      Prepaid expenses.....................................       (7,648)         (11,243)
      Other assets.........................................          895           (2,771)
      Accounts payable and accrued
        expenses...........................................      (18,422)          20,958
      Insurance premiums, deposits, and
        loss reserves......................................       45,629           21,149
                                                              -----------      ----------

      Net cash provided by operating activities............      401,948          332,604
                                                              -----------      ----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment.............          200           28,250
  Acquisition of property and equipment....................     (115,071)        (101,569)
  Additions to trademarks and other........................      (10,041)         (15,958)
                                                              -----------      -----------

      Net cash used in investing activities................     (124,912)         (89,277)
                                                              -----------      -----------

Cash flow from financing activities:
  Payments of long-term notes payable......................      (45,751)            -
  Retirement of common stock...............................      (16,000)         (16,996)
  Retirement of preferred stock............................         -             (85,300)
  Preferred dividends paid.................................      (84,537)         (95,101)
                                                              -----------      -----------

      Net cash used in financing activities................     (146,288)        (197,397)
                                                              -----------      -----------

      Net increase in cash and cash
         equivalents................................ ......      130,748           45,930

Cash and cash equivalents at beginning of period...........      566,372          579,871
                                                              ----------       ----------

Cash and cash equivalents at end of period.................   $  697,120       $  625,801
                                                              ==========       ==========

Supplemental disclosure of cash flow information:
  Interest paid............................................   $    3,406       $    3,317
  Taxes paid...............................................   $   17,550       $   44,729


Non-cash transactions:
  Capital Lease Obligations................................   $    5,599       $    6,957






The accompanying notes are an integral part of these consolidated statements.

            RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996




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

         The consolidated balance sheet as of September 30, 1996, the consolidated statements of earnings for the three and six-month periods ended September 30, 1995 and 1996 and the consolidated statements of cash flows for the six-month periods ended September 30, 1995 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.


2.       PREFERRED STOCK

         As of March 31, 1996, preferred dividend arrearages were $328,584. The Company paid $32,858 of these arrearages during the quarter ended June 30, 1996. A quarterly preferred dividend of $30,915 was declared for the first quarter ended June 30, 1996 and it was paid on August 13, 1996. For the quarter ended September 30, 1996, the Company declared preferred dividends totaling $29,975 which are expected to be paid during the third quarter of the Company's fiscal year.

3.       EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the three and six-month periods ended September 30, 1995 and 1996, respectively, is presented on a fully diluted basis and is based upon the weighted average number of common shares outstanding for those periods. Any dilutive effect of stock options and warrants was considered in computation of earnings per common share. In the computation for the three and six-month periods ended September 30, 1995, cumulative preferred dividends in the amounts of $33,115 and $66,230 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders. For the three and six-month periods ended September 30, 1996, cumulative preferred dividends in the amounts of $29,975 and $60,890 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders.

4.LITIGATION

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER RESULTS OF OPERATIONS

         Gross revenues increased by $133,125 (14%) for the three-month period ended September 30, 1996 as compared to the same period in the prior year due primarily to the increase in initial license fees and continuing license and advertising fees. The initial license fees increased by $38,250 (19%) and the continuing license fees increased by $71,840 (14%). This increase resulted from the addition of new franchises and from fleet growth at existing franchises. Advertising fees increased by $25,039 (16%) for this period due to additional new franchises and fleet growth at existing franchises. These fees are expended to promote the Company's name and its reputation on behalf of the franchisees.

         Total operating expenses increased by $79,861 (10%) in this period compared to the same period in the prior year. Salary expense increased by $31,391 (20%) due primarily to enlarging the sales and administration departments. General and administrative expenses increased by $19,056 (11%) which resulted primarily from an increase in management fees and expenses.

         The Company realized operating income of $236,690 for the quarter compared to operating income of $183,426 in the same quarter for 1995, reflecting an increase of $53,264 (29%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises as well as growth of existing franchises.

YEAR TO DATE RESULTS OF OPERATIONS

         Gross revenues increased by $290,357 (16%) for the six-month period ended September 30, 1996 as compared to the same period in the prior year. This increase occurred due to a $61,750 (15%) increase in initial licensing fees and a $180,290 (20%) increase in continuing license fees.

         Total operating expenses increased by $187,171 (13%) in this period due primarily to an increase in salary expense of $49,761 (15%), and an increase in general and administrative expenses of $38,610 (11%), which resulted primarily from an increase in management fees and expenses.

         The Company realized operating income of $399,825, before taxes and interest, for the six months compared to an operating income of $296,639 for 1995, reflecting an increase of $103,186. This increase resulted primarily from the increase in initial license fees and continuing license fees.

LIQUIDITY AND CAPITAL RESOURCES

         Accounts and Notes Receivable at September 30, 1996, increased over March 31, 1996 by $290,013 resulting primarily from the addition of new franchises and from fleet growth at existing franchises.

         At September 30, 1996, the Company had working capital of $1,024,353 compared to working capital of $901,774 at March 31, 1996. This increase of $122,579 primarily resulted from the net profit earned during the six-month period ended September 30, 1996.

         Cash provided by operations was $332,604 resulting from an increase in net income offset by an increase in accounts and notes receivable primarily from the addition of new franchises due to the growth of the Company. Cash used in investing activities of $89,277 related primarily to the acquisition of property and equipment. Cash used in financing activities during the same period was $197,397 based on payments of preferred dividends and the retirement of common and preferred stock.

         Vehicles increased by $14,725 due to acquiring equipment for the Company's one-way truck rental program.

         The Company believes that it has sufficient working capital to support its business plan through fiscal 1997.

IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company.

         SELECTED FINANCIAL DATA

Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for the three and six-month periods ended September 30, 1995 and 1996 and with respect to the balance sheets thereof at September 30 in each of those years.

The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                  Three Months            Six Months
                               Ended September 30,    Ended September 30,
                                 1995        1996       1995      1996
                                 ----        ----       ----      ----
                        (in thousands except per share and number of franchises)
                                              (Unaudited)

FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)        $ 8,407    $ 9,605    $15,190    $18,194
Number of Franchises                414        461        414        461

RESULTS OF OPERATIONS

Total Revenue                   $   946    $ 1,079    $ 1,770    $ 2,060
Costs and expenses and Other        763        842      1,473      1,660
Income before income
taxes                               199        252        330        431
Net income                          190        229        310        385
Earnings per share (2)          $   .03    $   .04    $   .05    $   .07
Weighted average number of
  shares outstanding              4,238      4,441      4,238      4,441


                                                             Six Months
                                                         Ended September 30,
                                                           1995       1996
                                                          -----------------
                                                               (Unaudited)
BALANCE SHEET DATA

Working capital                                            $1,017    $1,024
Total assets                                               $2,293    $2,394
Long-term obligations                                      $  -      $   35
Shareholders' equity                                       $1,508    $1,562


(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

(2) Earnings per common share are after deducting a provision for preferred dividends of $33,115 and $66,230, for the three and six-month periods ended September 30, 1995. For the three and six-month periods ended September 30, 1996, earnings per common share are after deducting a provision for preferred dividends of $29,975 and $60,890.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Reference is made to the disclosure under the caption "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

         On September 6, 1996, all allegations against all defendants were dismissed in the lawsuit initiated on August 17, 1994 in the Supreme Court of the State of New York, County of Suffolk, by Mongo, Inc. and John and Roberta Batcher, except the breach of contract claim against Company's subsidiary, Bundy American Corporation ("Bundy") remains.

         On June 13, 1996, Bundy filed a petition in the Southern District of New York for a determination that the amounts due pursuant to the judgment it received in April 1996 resulting from its lawsuit filed on November 21, 1994 in the United States District Court for the Southern District of New York against a former franchisee, Motorcar Exchange, Inc., and its principals, Gary and Debbie Blankfort, are not dischargeable as a result of the bankruptcy petition filed by Debbie Blankfort.

         On July 29, 1996, the suit initiated on April 26, 1996 against Bundy and one of its officers in the Circuit Court for Baltimore County, Maryland by a former employee claiming $1.5 million in damages for wrongful discharge was dismissed for failure to state a proper cause of action. On July 29, 1996, the lawsuit was refiled against Bundy. Bundy has answered the lawsuit denying the allegations and intends to defend the lawsuit vigorously.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1996 Annual Meeting of Stockholders of the Company was held on September 10, 1996.

         (b) The following persons were elected as directors of the Company at the Annual Meeting for a one-year term:

                                                       Withheld     Broker
                                               For     Authority  Non-Votes
Class I directors
(elected by
common stock):       Kenneth L. Blum, Sr.    2,559,455    7,400       --
                     David Schwartz          2,559,455    7,400       --

Class II directors
(elected by
preferred stock):    Alan L. Aufzien         1,388,750     --         --
                     William L. Richter      1,388,750     --         --


ITEM 5.           RETIREMENT OF STOCK INFORMATION

         During the quarter ended June 30, 1996, the Company approved the repurchase of up to an additional 250,000 shares of the Company's outstanding common or preferred stock, subject to the terms and conditions of the 250,000-share repurchase program initiated in the year ended March 31, 1996. During the quarter ended June 30, 1996, the Company bought back 14,000 shares of its common stock at a cost of $14,000, and also bought back 20,625 shares of its preferred stock at a cost of $27,019. During the quarter ended September 30, 1996, the Company bought back 2,500 of its common stock at a cost of $2,996, and also bought back 47,000 shares of its preferred stock at a cost of $58,281. These shares were retired in the first and second quarter of the Company's fiscal year.


ITEM 6.           EXHIBITS

                  (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mitra GS Khosravi                          November 8, 1996
------------------------                  ---------------------------
Mitra GS Khosravi
Chief Accounting Officer



/s/Kenneth L. Blum, Sr.                       November 8, 1996
------------------------                  ---------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




EXHIBIT NO.       DESCRIPTION
-----------       -----------
    27            Financial Data Schedule