Form 10QSB
period 1996-12-31
RENT A WRECK OF AMERICA INC
filed 1997-02-13
CIK 763567

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
                    (Exact name of small business issuer as
                            specified in its Charter)

      Delaware                                        95-3926056
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD 21117
             (Address of principal executive offices)

                                 (410) 581-5755
                           (Issuer's telephone number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,075,142 shares as of January 15, 1997.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 1996


                                      INDEX

Part I.   Financial Information                          Page
Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1996 and
            December 31, 1996 (Unaudited)                 2-3

          Consolidated Statements of Earnings for
            the Three and Nine Months ended
            December 31, 1995 and 1996 (Unaudited)          4

          Consolidated Statements of Cash Flows for
            Nine Months ended December 31, 1995 and
            1996 (Unaudited)                                5

          Notes to Consolidated Financial Statements
            (Unaudited)                                   6-7

Item   2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                   7-10

Part II.  Other Information



Item   1. Legal proceedings                                11

Item   2. Changes in Securities                            11

Item   3. Defaults Upon Senior Secururities                11

Item   5. Other Information                                11

Item   6. Exhibits and Reports on Form 8-K                 12

          Signatures                                       13

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                        March 31,       December 31,
                                                          1996              1996
                                                      -----------       -----------
                                                                        (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents ..........................  $   579,871       $   705,501
Accounts Receivable, net of allowance
  for doubtful accounts of $775,376
    and $892,392 at March 31, 1996 and
    December 31, 1996, respectively:
      Continuing License Fees and
           Advertising Fees ........................      267,203           305,123
         Current Portion of Notes Receivable .......      512,771           480,658
         Current Portion of Direct Financing
           Leases ..................................       33,872            51,238
      Insurance Premiums Receivable ................      171,943           200,229
         Other .....................................        6,388             9,359
Prepaid Expenses ...................................       85,787           110,446
                                                      -----------       -----------

    TOTAL CURRENT ASSETS ...........................    1,657,835         1,862,554
                                                      -----------       -----------

NOTES AND LEASE RECEIVABLES, net of non-current
  allowance for doubtful accounts of $17,604
  and $16,284 at March 31, 1996 and December
  31, 1996, respectively:
    Notes Receivable ...............................        9,846                --
    Direct Financing Leases ........................       14,011            45,705
                                                      -----------       -----------

                                                           23,857            45,705
                                                      -----------       -----------

PROPERTY AND EQUIPMENT:
  Vehicles .........................................       42,525            53,025
  Furniture, Equipment and Leasehold
    Improvements ...................................      639,439           717,599
                                                      -----------       -----------
                                                          681,964           770,624
  Less:  Accumulated Depreciation and
         Amortization ..............................     (358,018)         (426,814)
                                                      -----------       -----------

NET PROPERTY AND EQUIPMENT .........................      323,946           343,810
                                                      -----------       -----------

OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
    accumulated amortization of $194,312 and
    $17,397 at March 31, 1996 and December 31,
    1996, respectively .............................      158,743           218,822
                                                      -----------       -----------


    TOTAL ASSETS ...................................  $ 2,164,381       $ 2,470,891
                                                      ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          March 31,      December 31,
                                                            1996             1996
                                                        -----------      -----------
                                                                          (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ............    $   598,436       $   669,712
  Dividends Payable ................................         31,327            29,975
  Insurance Premiums, Deposits, and Loss
    Reserves .......................................        109,695           127,942
  Current Maturities of Capital Lease
    Obligations ....................................         16,603             8,698
                                                        -----------       -----------

    TOTAL CURRENT LIABILITIES ......................        756,061           836,327
                                                        -----------       -----------


CAPITAL LEASE OBLIGATIONS, Less Current
  Maturities .......................................         35,927            32,810
                                                        -----------       -----------

    TOTAL LIABILITIES ..............................        791,988           869,137
                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,566,375 shares at
    March 31, 1996 and 1,498,750 shares at
    December 31, 1996 (aggregate liquidation
    preference $1,253,100 at March 31, 1996
    and $1,199,000 at December 31, 1996) ...........         15,664            14,987
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    4,121,642 shares at March 31, 1996 and
    4,075,142 shares at December 31, 1996 ..........         41,216            40,751
  Additional Paid-In Capital .......................      2,992,198         2,897,089
  Cumulative Deficit ...............................     (1,676,685)       (1,351,073)
                                                        -----------       -----------

    TOTAL SHAREHOLDERS' EQUITY .....................      1,372,393         1,601,754
                                                        -----------       -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .......................................    $ 2,164,381       $ 2,470,891
                                                        ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                  Three Months             Nine Months
                                               Ended December 31,       Ended December 31,
                                                1995       1996          1995        1996
                                             -----------------------   ------------------
REVENUES:
  Initial License Fees....................$  192,000    $  157,500   $  592,750  $  620,000
  Advertising Fees........................   155,590       138,800      443,814     495,167
  Continuing License Fees.................   463,832       436,424    1,375,209   1,528,091
  Auto Rental Operations..................      -            1,970        3,750       2,038
  Direct Financing Leases To Franchisees..       505          -          12,846       5,498
  Other...................................    79,806        62,419      240,386     206,418
                                          -----------   -----------  ----------- ----------
                                             891,733       797,113    2,668,755   2,857,212
                                          -----------   -----------  ----------- ----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits.....................   158,610       177,088      488,364     556,603
  Direct Operating Expenses...............    94,621       101,968      296,140     282,424
  Advertising and Promotion...............   213,728       189,035      605,012     680,169
  General and Administrative Expenses.....   207,600       209,174      558,085     598,269
  Bad Debt Expenses (Recoveries)..........    91,356       (44,500)     264,099     120,019
  Depreciation & Amortization.............    13,484        27,911       40,900      83,466
                                          -----------   -----------   ---------- ----------
                                             779,399       660,676    2,252,600   2,320,950
                                          -----------   -----------  ----------- ----------

      OPERATING INCOME....................   112,334       136,437      416,155     536,262

INTEREST INCOME, NET......................    15,380        18,048       41,081      48,802
                                          -----------   -----------  ----------- ----------

      INCOME BEFORE INCOME TAX EXPENSE....   127,714       154,485      457,236     585,064
                                          -----------   -----------  ----------- ----------

INCOME TAX EXPENSE........................     4,150        59,631       23,400     104,931
                                          -----------   -----------  ----------- ----------

      NET INCOME..........................$  123,564    $   94,854   $  433,836  $  480,133

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK.........................    32,565        29,975       98,795      90,865
                                          -----------   -----------  ----------- ----------

NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES............$   90,999    $   64,879   $  335,041  $  389,268
                                          -----------   -----------  ----------- ----------

EARNINGS PER COMMON SHARE.................$      .02    $      .01   $      .07  $      .08
                                          ===========   ===========  =========== ==========


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING.... 4,386,305     4,387,321    4,386,305   4,387,321
                                          ===========   ===========  =========== ==========

  The accompanying notes are an integral part of these Consolidated Statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended December 31,
                                                                 1995            1996
                                                              ---------       ---------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net income ..............................................   $ 433,836       $ 480,133
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization........................      40,900          83,466
      Gain on disposal of property and equipment...........      (1,800)         (1,578)
      Provision for doubtful accounts......................     264,099         115,696
      Changes in assets and liabilities:
        Accounts and notes receivable......................    (174,224)       (191,974)
        Prepaid expenses...................................      10,870         (24,659)
        Other assets.......................................       6,257            -
        Accounts payable and accrued
          expenses.........................................     (38,416)         44,924
        Insurance premiums, deposits, and
          loss reserves....................................      37,455          43,247
                                                              ----------      ---------

      Net cash provided by operating activities............     578,977         549,255
                                                              ----------      ---------

Cash flows from investing activities:
  Proceeds from sale of property and equipment.............      37,200          28,250
  Acquisition of property and equipment....................    (197,607)       (119,436)
  Additions to trademarks and other........................     (12,896)        (70,646)
                                                              ----------      ----------

      Net cash used in investing activities................    (173,303)       (161,832)
                                                              ----------      ----------

Cash flow from financing activities:
  Repayments of long-term debt.............................     (45,751)        (11,022)
  Issuance of common stock................................        -              25,000
  Retirement of common stock...............................     (71,161)        (66,748)
  Retirement of preferred stock............................     (34,375)        (85,300)
  Preferred dividends paid.................................    (117,652)       (123,723)
                                                              ----------      ----------

      Net cash used in financing activities................    (268,939)       (261,793)
                                                              ----------      ----------

      Net increase in cash and cash
         equivalents................................ ......     136,735         125,630

Cash and cash equivalents at beginning of period...........     566,372         579,871
                                                              ----------      ---------

Cash and cash equivalents at end of period.................   $ 703,107       $ 705,501
                                                              ==========      =========

Supplemental disclosure of cash flow information:
  Interest paid............................................   $   5,030       $   5,440
  Taxes paid...............................................   $  31,752       $  55,737

Non-cash transactions:
  Capital Lease Obligations................................   $  55,737       $  11,022

  The accompanying notes are an integral part of these consolidated statements.

            RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996



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

         The consolidated balance sheet as of December 31, 1996, the consolidated statements of earnings for the three and nine-month periods ended December 31, 1995 and 1996 and the consolidated statements of cash flows for the nine-month periods ended December 31, 1995 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2. PREFERRED STOCK

         As of March 31, 1996, preferred dividend arrearages were $328,584. The Company paid $32,858 of these arrearage during the quarter ended June 30, 1996. A quarterly preferred dividend of $30,915 was declared for the first quarter ended June 30, 1996 and it was paid on August 13, 1996. For the quarter ended September 30, 1996, the Company declared preferred dividends totaling $29,975 which were paid on November 8, 1996. For the quarter ended December 31, 1996, the Company declared dividends totaling $29,975 which are expected to be paid during the fourth quarter of the Company's fiscal year.

3. EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the three and nine-month periods ended December 31, 1995 and 1996, respectively, is presented on a fully diluted basis and is based upon the weighted average number of common shares outstanding for those periods. Any dilutive effect of stock options and warrants was considered in computation of earnings per common share. In the computation for the three and nine-month periods ended December 31, 1995, cumulative preferred dividends in the amounts of $32,565 and $98,795 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders. For the three and nine-month periods ended December 31, 1996, cumulative preferred dividends in the amounts of $29,975 and $90,865 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders.

4. LITIGATION

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER RESULTS OF OPERATIONS

         Gross revenues decreased by $94,620 (11%) for the three-month period ended December 31, 1996 as compared to the same period in the prior year due primarily to the decrease in initial license fees and continuing license and advertising fees. The initial license fees decreased by $34,500 (18%). Continuing license fees decreased by $27,408 (6%), and advertising fees decreased by $16,790 (11%). The decline in continuing license fees and advertising fees was due to a slowdown in collections of these fees. The Company does not recognize the fees as revenues if they are delinquent.

         Total operating expenses decreased by $118,723 (15%) in this period compared to the same period in the prior year. Salary expense increased by $18,478 (12%) due primarily to enlarging the sales and administration departments. Bad debt expenses decreased by $135,856 (148%) which resulted primarily from collection of overdue notes receivable from one former franchisee and from stronger collections of other receivables (as opposed to continuing license fees and advertising fees) in general.

         The Company realized operating income of $136,437 for the quarter compared to operating income of $112,334 in the same quarter for 1995, reflecting an increase of $24,103 (21%). This increase resulted primarily from a reduction in bad debt expenses due to the Company's successful collection efforts.

         Net income for the quarter ended December 31, 1996 has been affected by an increase in income tax expense of $55,481 (1,337%). This increase resulted primarily from the depletion of the Company's federal income tax net operating loss carryforward.

YEAR TO DATE RESULTS OF OPERATIONS

         Gross revenues increased by $188,457 (7%) for the nine-month period ended December 31, 1996 as compared to the same period in the prior year. This increase occurred due to a $27,250 (5%) increase in initial licensing fees and a $152,882 (11%) increase in continuing license fees.

         Total operating expenses increased by $68,350 (3%) in this period due primarily to an increase in salary expense of $68,239 (14%), an increase in general and administrative expenses of $40,184 (7%) which resulted primarily from an increase in management fees and expenses. The management fees increase to management consulting group (KAB) was a result of the Board's approval on April 1, 1996. These increases were offset by a decrease in sales and marketing expenses of $157,796 which resulted primarily from a reduction in bad debt expenses due to collection of outstanding notes receivable and a reduction in commission expense.

         The Company realized operating income of $536,262, before taxes and interest, for the nine months compared to an operating income of $416,155 for 1995, reflecting an increase of $120,107. This increase resulted primarily from the increase in initial license fees and continuing license fees. Net income for the nine-months ended December 31, 1996 has been affected by an increase in income tax expense of $81,531 (348%). This increase resulted primarily from the depletion of the Company's federal income tax net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $125,630 (22%) from March 31, 1996 to December 31, 1996. This increase resulted primarily from the collection of advertising funds from the franchisees. These funds are restricted for the use of promoting the Company's name and its reputation on behalf of the franchisees.

         Accounts and Notes Receivable at December 31, 1996, increased over March 31, 1996 by $189,003 resulting primarily from the addition of new franchises and from fleet growth at existing franchises.

         Net direct financing leases and insurance premiums receivable increased by $77,346 (35%) which resulted primarily from additional participation of the franchisees in these programs.

         Furniture, equipment and leasehold improvements increased by $78,160 (12%). This increase resulted primarily from development costs of the Company's new computer software as well as the purchase of updated computer hardware.

         At December 31, 1996, the Company had working capital of $1,026,227 compared to working capital of $901,774 at March 31, 1996. This increase of $124,453 primarily resulted from the net profit earned during the nine-month period ended December 31, 1996.

         Cash provided by operations was $549,255 resulting from an increase in net income offset by an increase in accounts and notes receivable primarily from the addition of new franchises due to the growth of the Company. Cash used in investing activities of $161,832 related primarily to the acquisition of property, equipment and other assets. Cash used in financing activities during the same period was $261,793 based primarily on payments of preferred dividends and the retirement of common and preferred stock.

         Vehicles increased by $10,500 due to acquiring equipment for the Company's one-way truck rental program.

         The Company believes that it has sufficient working capital to support its business plan through fiscal 1997.

IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company.

         SELECTED FINANCIAL DATA

Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the three and nine-month periods ended December 31, 1995 and 1996 and with respect to the balance sheets thereof at December 31 in each of those years.

The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                  Three Months            Nine Months
                                  Ended December 31,      Ended December 31,
                                  1995        1996          1995        1996
                                  ------------------------------------------
                                (in thousands except per share and number of franchises)
                                                   (Unaudited)

FRANCHISEES' RESULTS (UNAUDITED)
Franchisees' Revenue (1)          $7,731      $7,274      $22,920      $25,468
Number of Franchises                 435         469          435          469

RESULTS OF OPERATIONS

Total Revenue                     $  892      $  797      $ 2,669      $ 2,857
Costs and expenses and Other         779         661        2,253        2,321
Income before income
taxes                                128         154          457          585
Net income                           124          95          434          480
Earnings per share (2)            $  .02      $  .01      $   .07      $   .08
Weighted average number of
  shares outstanding               4,386       4,387        4,386        4,387

                                      December 31,
                                     1995      1996
                                       (Unaudited)
                                       -----------
BALANCE SHEET DATA
Working capital                      $1,064    $1,026
Total assets                         $2,266    $2,471
Long-term obligations                $   36    $   33
Shareholders' equity                 $1,510    $1,602


(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

(2) Earnings per common share are after deducting a provision for preferred dividends of $32,565 and $98,795 for the three and nine-month periods ended December 31, 1995. For the three and nine-month periods ended December 31, 1996, earnings per common share are after deducting a provision for preferred dividends of $29,975 and $90,865.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the disclosure under the caption "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, and under the caption "Part II, Item 1. Legal Proceedings" of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

ITEM 2. CHANGES IN SECURITIES

         On December 17, 1996, the Company authorized the issuance of up to 40,000 shares of its common stock in a private placement transaction pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The shares were authorized to satisfy the terms of the Asset Purchase Agreement dated as of December 3, 1996 between the Company, Baltimore Car and Truck Rental, Inc., Insurance Rentals, Inc., and Mark Eisenberg (the "Agreement"). On December 17, 1996 the Company issued 20,000 shares to Insurance Rentals, Inc. Pursuant to the Agreement, the Company may issue the remaining shares authorized for issuance in installments based on the performance of the assets purchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The information disclosed in footnote 2 to the financial statements provided in Part I Item 1 of this Report on Form 10-QSB is incorporated herein by this reference.

ITEM 5. OTHER INFORMATION

        RETIREMENT OF STOCK

         During the quarter ended June 30, 1996, the Company approved the repurchase of up to an additional 250,000 shares of the Company's outstanding common or preferred stock, subject to the terms and conditions of the 250,000-share repurchase program initiated in the year ended March 31, 1996. During the quarter ended June 30, 1996, the Company bought back 14,000 shares of its common stock at a cost of $14,000, and also bought back 20,625 shares of its preferred stock at a cost of $27,019. During the quarter ended September 30, 1996, the Company bought back 2,500 shares of its common stock at a cost of $2,996, and also bought back 47,000 shares of its preferred stock at a cost of $58,281. During the quarter ended December 31, 1996, the Company bought back 50,000 shares of its common stock at a cost of $49,752. These shares were retired in the first, second and third quarters of the Company's fiscal year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

                  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         (Registrant)

By:                                       Date:



/s/Mitra GS Khosravi                          February 12, 1997
-----------------------------             -------------------------
Mitra GS Khosravi
Chief Accounting Officer









/s/Kenneth L. Blum, Sr.                       February 12, 1997
-----------------------------             -------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                     FOR THE QUARTER ENDED DECEMBER 31, 1996




EXHIBIT NO.                DESCRIPTION
-----------                -----------
    10.1                   Asset Purchase Agreement dated as of December 3, 1996
                           between Baltimore Car and Truck Rental, Inc.,
                           Insurance Rentals, Inc., Mark Eisenberg, and
                           Rent-A-Wreck of America, Inc.



     27                    Financial Data Schedule