Form 10KSB
period 1997-03-31
RENT A WRECK OF AMERICA INC
filed 1997-06-30
CIK 763567

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                           COMMISSION FILE NO. 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
                      (EXACT NAME OF ISSUER IN ITS CHARTER)

           DELAWARE                                     95-3926056
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD    21117
(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number: (410) 581-5755

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.01

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X          No
                              ---
         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $3,785,000

         4,244,767 shares of common stock were outstanding as of May 1, 1997.

         Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the last bid and asked price of the Common Stock on the Nasdaq SmallCap Market, was $2,997,266 on May 1, 1997. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

         The following documents are incorporated by reference and made a part of the Form 10-KSB:

         1. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

         Transitional Small Business Disclosure Format (check one):
         Yes    No  X
                   ---

                                TABLE OF CONTENTS


PART I

     Item 1.   Description of Business....................................    3

     Item 2.   Description of Property....................................    9

     Item 3.   Legal Proceedings..........................................    9

     Item 4.   Submission of Matters to a Vote of
               Security Holders...........................................   10

PART II

     Item 5.   Market for the Common Equity and
               Related Stockholder Matters................................   11

     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............   14

     Item 7.   Financial Statements.......................................   19

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   41

PART III

     Item  9.  Directors and Executive Officers,
               Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act.....................   41

     Item 10.  Executive Compensation.....................................   41

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management......................................   41

     Item 12.  Certain Relationships and Related
               Transactions...............................................   41

     Item 13.  Exhibits and Reports on Form 8-K...........................   41

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

         Rent-A-Wreck of America, Inc. (the "Company" or "RAWA") (incorporated in Delaware on October 12, 1983), which conducts its operations primarily through its wholly owned subsidiary Bundy American Corporation ("Bundy") (incorporated in California on April 22, 1977 and redomesticated in Maryland effective October 22, 1996), markets and administers the Rent-A-Wreck (R) vehicle rental franchise program. The Rent-A-Wreck franchisees in aggregate operate one of the largest used vehicle rental fleets in the nation, offering rentals of cars, trucks and vans at rates that are generally less than those charged by new car rental companies. The Company also has franchisees in Europe and Asia. Reference to the "Company" includes Rent-A-Wreck of America, Inc. and its subsidiaries unless the context otherwise requires.

The Franchise Program

         The Company sells to qualified persons the right to operate a Rent-A-Wreck and/or PRICELE$$ franchise renting and leasing used motor vehicles (automobiles, vans and trucks) to the general public. Further, the Company offers each franchise territory rights in which the Company will not open another franchise.

         Franchisees purchase the right to use certain of the Company's resources, experience and knowledge in connection with the operation of the business for a specified period of time, typically ten years. The franchisee utilizes the Company's systems, methods, specifications, standard operating procedures, guidance, trade and service marks.

         The Company believes the Rent-A-Wreck name is unique and currently enjoys national recognition. Ongoing marketing programs further promote name recognition, including internationally. The Company develops and executes advertising and marketing programs that have included radio and television commercials, direct mail, print advertising and promotional items.

         On January 1, 1997, the Company began actively marketing its existing trademark "PRICELE$$" (R). The franchisees who participate in this used vehicle rental franchise program are required by the Company to meet higher standards such as utilizing vehicles that are under three years old. As of March 31, 1997, 19 of the Company's franchisees are participating in this program. The Company believes the PRICELE$$ name will appeal to a different clientele and therefore will be a complement to the Rent-A-Wreck program.

         On December 3, 1996, the Company purchased the assets of Insurance Rentals, Inc. (a subsidiary of Baltimore Car and Truck Rental) to provide a central reservation system and marketing force for the insurance replacement business. This business is based in Baltimore, Maryland and the Company is developing this program so that it can be used nationwide. Insurance Rentals, Inc. utilizes its established insurance company client base to provide the Company's franchisees with referrals for insureds requiring temporary replacement vehicles after an accident. The Company collects reservation fees from its franchisees for these referrals.

         During the fiscal year ended March 31, 1997, Rent-A-Wreck One Way, Inc. started a truck rental program which is being developed and tested in the immediate area of the Company's headquarters in Maryland. The Company has purchased two trucks to operate under this program. These trucks and an existing Company-owned van are placed with one or more of the Company's franchisees which are utilizing them in their fleets. The franchisees pay fees to the Company for these vehicles based on the mileage used.

         Public relations activities conducted on the franchisees' behalf include a franchise award announcement, grand opening press release and anniversary press releases. Assistance in planning and implementing local promotional activities is available to franchisees. The Public Relations Department also publishes the "Rent-A-Wreck Reporter", which is distributed internally to franchisees and externally to trade and consumer media, and the Company's sources of referral such as insurance adjusters, automotive repair shops, travel agents and corporate travel managers.

         The Company maintained a national insurance program with an "A" rated carrier which offered group insurance rates available to most franchisees. The program was discontinued on February 16, 1997.

         The Company offers its physical damage insurance program through its wholly owned subsidiary Central Life and Casualty, Limited ("CLC") to its franchisees. Franchisees pay monthly premiums based on their vehicles' wholesale value, and in return CLC provides them with coverage for damage to their vehicles up to their wholesale value. CLC utilizes Lindsey Morden as its insurance adjuster and pays claims from premiums collected. As of March 31, 1997, approximately 3% of the Company's franchisees participate in this program. The Company intends to replace this program with the Company's new insurance program which is discussed in the following paragraph.

         On March 1, 1997, the Company formed a wholly owned insurance subsidiary domiciled in Bermuda to provide automobile liability and physical damage reinsurance through American International Group ("AIG") for the vehicles belonging to its franchisees. The company name for this captive is Consolidated American Rental Insurance Company, LTD ("CAR Insurance").

         AIG provides insurance coverage for the Company's franchisees. CAR Insurance reinsures AIG's coverage subject to a per loss limit of $100,000 per person and $300,000 per accident. AIG also provides an aggregate stop loss protection of $1,300,000 for the first year of this agreement, thus capping CAR Insurance's exposure to loss. The other operational components of the program include Willis Corroon as the broker, Hertz Claims Management as the Third Party Administrator, and AICCO Premium Financing. AICCO is providing premium financing to participants in the program. CAR Insurance intends to limit its exposure to 1,500 vehicles during the first year. The focus of growth for CAR Insurance will be in those states where the Company's broker believes the driver's insurance is deemed to be primarily responsible for any losses. Franchisees apply for this insurance coverage with Willis Corroon. Willis Corroon processes the franchisees' application and if approved the franchisee is required to pay premiums in advance on a monthly basis. Hertz Claims Management is responsible for processing all claims. As of March 31, 1997, approximately twenty of the Company's franchisees were insuring an approximate total of 350 of their vehicles under this program.

         The Company has arranged a vehicle financing program whereby franchisees may finance vehicles over a 24-30 month period. The program is available to qualified applicants which maintain a level of creditworthiness that the Company has assessed on a case by case basis. The franchisees' qualification is based on their credit history with the Company, as well as their credit standing as reported by national credit bureaus. The franchisees are responsible for purchasing the vehicles with funds loaned by the Company, and the Company is listed on the vehicles' title as a lienholder. As of March 31, 1997, the Company has financed twenty-four vehicles for eight of its franchisees.

         The Company is committed to educating and training its franchisees. The Company conducts Rent-A-Wreck School at its headquarters in Maryland every 45 days. All new franchisees are required to attend. School is also available at no charge to current franchisees and their staff. During an intensive five-day period, attendees learn all aspects of the Rent-A-Wreck program. This includes vehicle acquisition, maintenance and sales, telephone techniques, counter procedures, and rental operations, promotion, publicity, advertising and sales tactics, relevant aspects of insurance, accounting and other general business skills.

         The Company employs field service staff who have many years of experience in the car rental industry. Their responsibility is to provide continuous advice via personal visits and a toll-free telephone number.

         Additionally, the Company has organized several franchisee state associations that meet periodically to discuss regional issues and exchange ideas. Finally, the Company holds and strongly encourages franchisees to attend regional meetings which are held annually in eastern and western regions of the United States. The Company utilizes these meetings to present new programs to franchisees and to provide continued training and advice.

         The Company's National Franchisee Advisory Council, which consists of seven members, meets quarterly. Six of the members are elected by the franchisees in their region. The seventh member is a franchisee appointed by the Company. The Council is a forum through which franchisees can express opinions and concerns to the Company. The Council also provides suggestions as to how the Company's national advertising fund is allocated.

         When the Company sells a franchise, it charges an initial franchise fee that varies according to the population of the franchisee's primary service area at the time the franchise is granted. The Company may finance the initial fee over a period not to exceed twelve months based on the creditworthiness of the franchisee. Additionally, franchisees are required to pay the Company monthly royalties and contribute to the national advertising fund. These fees vary according to franchisees' fleet size or gross revenues.

         Advertising monies paid into the national advertising fund are expended by the Company on the franchisees' behalf after consultation with the National Franchisee Advisory Council. Based on the Council's recommendations, the Company has expended these funds on different programs such as advertising on the Weather Channel and the Travel Channel and sponsoring a race car to further promote the Company's national exposure.

         The Company markets its franchise programs primarily by attending various trade shows and by conducting an ongoing direct mailing campaign. The Company employs three full time salespeople at its corporate headquarters and in addition the Company utilizes the services of four independent franchise brokers located throughout the United States. These representatives are responsible for responding to potential franchisees' inquiries.

         During the fiscal year ended March 31, 1997, 68 new franchises were granted, 10 existing franchise locations were transferred to new ownership and 40 franchises were terminated by the Company. The majority of these terminations resulted from monetary default. This resulted in approximately 448 franchised locations throughout the United States, as well as 9 franchised locations located in Europe and Asia at the end of this fiscal year compared to approximately 420 franchised locations throughout the United States, as well as 9 franchised locations in Europe and Asia at the end of the fiscal year ended March 31, 1996.

EMPLOYEES

         As of March 31, 1997, the Company employed twenty two people, consisting of twelve full-time and three part-time employees engaged in franchise sales and service and seven full-time employees engaged in administrative activities. In addition, the Company retains the services of four franchise brokers who sell the Company's franchises. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

COMPETITION

         The Company pioneered the concept of used car rentals. Unlike the traditional airport rental companies, Rent-A-Wreck developed its niche serving the "neighborhood" rental market. The Company emphasizes convenience and service and offers rentals of used cars, trucks and vans at rates that are typically lower than those charged by new car rental companies.

         The Company's customers generally are people from the local community, although most franchisees service some business and leisure travelers from outside the community. The Company's franchisees generally serve customers needing vehicles for insurance and service replacement, commercial, short-term moving and general use.

         Rent-A-Wreck franchisee fleets usually consist of a variety of used vehicles, although some locations rent new cars as well. The franchisees offer to customers various vehicles according to local demand. Trucks, passenger vans and cargo vans are available at many locations. This allows the franchisees the flexibility to offer an appropriate range of vehicles for their area.

         Significant competition exists in the local markets. Large systems like Enterprise and U-Save compete nationwide. Dozens of local independent companies also compete with the Company in various areas. In most major urban areas, companies like Hertz, Avis, National and Budget also operate city, and suburban offices, as well as operating in airport terminals.

         Earlier this decade, many of the new car rental companies were owned, wholly or partially, by automobile manufacturers who sold their rental subsidiaries cars at discounted prices and guaranteed to repurchase cars after four to nine months in rental service. This enabled the rental companies to pass along their savings to retail customers in the form of lower rental prices. Over the last few years, the rental companies have been returning to independent ownership, the new car discounts and buybacks have been reduced, and new car retail rental prices have risen, reflecting real costs more accurately. Because the Company's franchisees generally attempt to provide substantial discounts off the retail prices charged by the large new car rental companies, the Company believes that the increase in prices charged by such companies has enabled the Company's franchisees to compete more effectively and profitably.

GOVERNMENT REGULATION

         The offering and sale of franchises is subject to Federal and State regulation and regulations by foreign governments.

         The Federal Trade Commission ("FTC"), pursuant to the Federal Trade Commission Act, has adopted regulations requiring full pre-sale disclosure to prospective franchisees of certain information, including information about the franchisor, its existing franchises, the rights and obligations of franchisees, and termination, cancellation and renewal of franchises. Disclosure is required to be made prior to the sale in the form of an offering circular.

         Many states in which the Company sells or may sell franchises may require pre-sale registration of the Company and/or the Company's offering circular and franchise agreement to be used in selling franchises from or in the state. The Company must apply for renewal with many of these states annually.

         Many states also regulate various aspects of the franchisor- franchisee relationship, including regulations regarding awarding, renewing, and terminating franchise relationships.

         Compliance with the laws of the state from or in which the sale is to be made, in addition to the Federal regulations, may be required because the FTC has determined that its franchising regulations will not preempt state or local laws and regulations which are consistent with its Federal regulations, or which if inconsistent, would provide protection to prospective franchisees equal to or greater than that imposed by the Federal franchising regulations.

         The Company is currently authorized to sell franchises in all 50 states under its "Rent-A-Wreck" and "PRICELE$$" trade and service marks. The Company has registered its "Rent-A-Wreck" trade and service mark in approximately 24 foreign countries and is in the process of registering its "PRICELE$$" trade and service mark in 17 foreign countries.

TRADEMARKS

         The Company believes that name recognition of its primary trademark "Rent-A-Wreck" is important to its franchise program. A trademark may be held for an indefinite duration, but it may be lost or its value diminished if adequate steps to police its use are not taken. The Company believes that its efforts to police the use of its trademarks are adequate.

         The Company is actively promoting its existing "PRICELE$$" trademark. The Company believes this trademark will provide additional sales opportunities for its franchisees due to new target customers of "PRICELE$$" rental fleets.


ITEM 2.    DESCRIPTION OF PROPERTY

         The Company currently leases approximately 6,790 square feet of executive office space at 11460 Cronridge Drive, Suite 120, Owings Mills, MD 21117, which lease will expire in November 1999. The Company also rents on a month-to-month basis approximately 1,000 square feet of executive office space at 11460 Cronridge Drive, Suite 118, Owings Mills, MD 21117 (see Item 12 Certain Relationships and Related Transactions).

         Management believes that the facilities leased by the Company are adequate for the Company's current and foreseeable future operations or that adequate alternative space is readily available.


ITEM 3.    LEGAL PROCEEDINGS

         Suit was initiated against the Company, an officer of the Company, and another defendant on August 17, 1994 in the Supreme Court of the State of New York, County of Suffolk, by Mongo, Inc. and John and Roberta Batcher. The suit subsequently was removed by the defendants to the United States District Court for the Eastern District of New York. The suit alleged breach of contract, fraud and RICO violations in connection with alleged promises of automobile financing to be provided by the Company to a former franchisee, and sought damages of approximately $4.1 million (of which $4.0 million represented claims for punitive damages and treble damages under RICO). On September 6, 1996 all allegations against all defendants were dismissed in the lawsuit, except the claim against the Company's wholly owned subsidiary, Bundy American Corporation ("Bundy"). On April 16, 1997, the court also dismissed with prejudice the claim against Bundy before it was submitted to the jury.

         Bundy initiated a lawsuit on November 21, 1994 in the United States District Court for the Southern District of New York to collect amounts owed by a former franchisee, Motorcar Exchange, Inc., and its principals, Gary and Debbie Blankfort. In April 1996, Bundy obtained a default judgment against the defendants for approximately $140,000 in addition to a contempt judgment for approximately $70,000 plus interest. Subsequently, one of the defendants, Debbie Blankfort, filed a petition as a debtor under the United States bankruptcy laws. On July 13, 1996, Bundy filed a petition in the Southern District of New York for a determination that the amounts due pursuant to the judgment it received in April 1996 are not dischargeable as a result of the bankruptcy petition filed by Debbie Blankfort.

         On April 26, 1996, suit was initiated against Bundy and one of its officers in the Circuit Court for Baltimore County, Maryland by a former employee claiming $1.5 million in damages for wrongful discharge. The suit was dismissed for failure to state a proper cause of action. On July 29, 1996, the lawsuit was refiled against Bundy. On June 2, 1997, the suit was dismissed on Bundy's motion with prejudice. On June 11, 1997, the plaintiff filed a motion for reconsideration of the dismissal. On April 14, 1997, the same plaintiff filed a lawsuit against Bundy under the Americans with Disabilities Act in the U.S. District Court for the District of Maryland. The federal lawsuit is based on the same circumstances as the state case. The plaintiff claims $1.5 million in damages. The Company believes that the lawsuit is without merit and intends to defend it vigorously.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year ended March 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 5.    MARKET FOR THE COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value, trades on the Nasdaq SmallCap Market under the symbol RAWA.

         The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years were as follows:


                  Year Ended
                March 31, 1997                 High*              Low*

              First Fiscal Quarter            $ 1 1/2           $   31/32
              Second Fiscal Quarter             1 1/2            1  1/16
              Third Fiscal Quarter              1 5/16              29/32
              Fourth Fiscal Quarter             2 1/4            1

                  Year Ended
                March 31, 1996                 High*              Low*

              First Fiscal Quarter            $ 1 1/32          $   15/16
              Second Fiscal Quarter             1 5/16           1  1/8
              Third Fiscal Quarter              1 1/4               31/32
              Fourth Fiscal Quarter             1 3/16              15/16

* Bid quotations as reported by Nasdaq reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

         The Company has never paid any cash dividends on its Common Stock, nor does it anticipate paying dividends on its Common Stock in the foreseeable future. The Company currently has preferred stock issued with 1,439,125 shares outstanding. This stock has a quarterly cumulative dividend of two cents per share. Based on current outstanding preferred shares, the annual dividend is $115,130. The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless the full dividends on the preferred stock for all past dividend periods and the current dividend period have been paid or declared and a sum set aside for payment thereof. The preferred stock is convertible into common on a share for share basis. There is no public market for the preferred stock. At June 1, 1997, undeclared and unpaid cumulative preferred dividends amounted to $232,159.

         The number of stockholders of record of the Company's Common Stock as of May 1, 1997 was 258. This figure does not include individual participants in securities position listings of registered clearing agencies. The number of beneficial stockholders was approximately 1,000 as of May 1, 1997. Trading activity with respect to the Common Stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued 25,250 and 34,375 shares of its common stock on January 16, 1997, pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended (the "Act"). The shares were issued to holders of the Company's preferred shares who converted their preferred shares into common shares on a one-for-one basis.

         On March 31, 1997, the Company issued an aggregate of 100,000 shares of common stock pursuant to Section 4 (2) of the Act. The shares were issued upon the exercise of outstanding common stock purchase warrants at $1.25 per share. William L. Richter, a director of the Company, purchased 20,000 of the common shares directly and 60,000 of the common shares through a corporation he controls. The remaining 20,000 shares were purchased by an investment banker who formerly was an employee of the corporation controlled by Mr. Richter, which corporation provides financial management services to the Company. Both Mr. Richter and the other investment banker received these warrants from the corporation controlled by Mr. Richter pursuant to their employment with that firm.

SELECTED FINANCIAL DATA

         Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for each of the five years in the period ended March 31, 1997, and with respect to the balance sheets thereof at March 31 in each of those years.

         The selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein. The selected financial data is not required by Form 10-KSB and has been included herein to provide an overview of the Company's operations.

                                                                Year ended March 31,
                                           -----------------------------------------------------------
                                             1993          1994         1995        1996        1997
                                             ----          ----         ----        ----        ----
                                                          (in thousands except per share
                                                              and number of franchises)

FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)                   $ 23,998      $ 25,522      $26,482     $29,864     $34,661

Number of Franchises                            350           365          384         429         457

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                              $  4,508      $  3,224      $ 3,003     $ 3,455     $ 3,785

Costs and expenses and Other                  4,910         3,511        2,655       3,029       3,252

Income (loss) before income
  taxes                                        (438)         (262)         416         489         600

Net income (loss)                              (443)         (236)         383         459         537

Earnings (loss) per common share               (.18)         (.10)         .06         .07         .08

Weighted average number of
  shares outstanding                          3,241         3,773        4,301       4,668       5,333

COMPANY'S BALANCE SHEET DATA

Working Capital                            $    117      $    572      $   850     $   902     $ 1,191

Total assets                                  2,579         2,553        2,102       2,164       2,594

Long-term obligations                           421           119           --          36          30

Shareholders' Equity                            694         1,048        1,299       1,372       1,755

(1) The franchisees' revenue data have been derived from unaudited license fee reports provided by franchisees.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended March 31, 1997 vs. year ended March 31, 1996

         Revenue from franchising operations which includes initial license fees, continuing license fees and direct financing leases increased by $288,447 (11%). This increase occurred primarily due to an increase in continuing license fees by $287,799 (16%) due to the Company's dedication of more resources to the collection effort. Other revenue decreased by $44,128 (14%). This decrease occurred primarily due to a reduction in the level of activity of the physical damage insurance program ("CLC") by $31,932 (26%), and the termination of the national insurance program ('URM") in February 1997 by $7,663 (10%).

         Total operating expenses increased by $222,237 (7%) in fiscal 1997 compared to the prior year. Salary expense increased by $73,793 (11%) due primarily as a result of additional hires in response to the growth of the Company. General and administrative expenses increased by $21,720 (3%), which resulted primarily from an increase in management fees and expenses. In April, 1996, the Board approved an increase in management fees to KAB, Inc. from $200,000 to $250,000 per year. (See "Item 12 - Certain Relationships and Related Transactions"). Sales and marketing expenses decreased by $49,449 (8%), which resulted primarily from a reduction in bad debt expenses due to collection of outstanding notes receivable and a reduction in commission expense due to a greater percentage of sales made by salespeople receiving a lower commission rate.

         Net interest income increased $3,131, primarily due to the Company's collection effort.

         Depreciation and amortization expense increased by $41,441 (57%) in fiscal 1997 compared to the prior year. This increase was primarily due to the additional investment in computer software and hardware.

         The Company realized operating income of $533,363, before taxes and interest, in 1997 compared to operating income of $425,386 for 1996, reflecting an increase of $107,977. This increase resulted primarily from the increase in continuing license fees due to the Company's collection efforts.

         Income tax expense for the year ended March 31, 1997 increased by $32,189 (106%) over 1996 due to higher pre-tax earnings and the depletion of the Company's federal income tax net operating loss carryforward.

         Inflation has had no material impact on the operations and financial condition of the Company for all years presented.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital of $1,191,019 compared to $901,774 at March 31, 1996. This increase of $289,245 primarily resulted from net income for the year ended March 31, 1997.

         The Company is pursuing a letter of credit with Chase-Manhattan Bank in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with AIG to insure payment of claims. The Company intends to secure this letter of credit with cash and receivables totaling $800,000. In event the $800,000 security is insufficient, the Company may be responsible for the payments from its other assets.

         The Company is committed under capital lease agreements for various equipment, and rents its office facilities under the terms of an operating lease. The Company is utilizing its working capital to pay for these obligations.

         Cash provided by operations was $857,467 resulting from an increase in net income, plus depreciation and amortization and a decrease in accounts and notes receivable due to the Company's collection effort. This increase also resulted from an increase in accounts payable and accrued expenses due to the growth of the Company. Cash used in investing activities of $191,341 related primarily to the acquisition of computer software and hardware and maintaining trademarks. Cash used in financing activities during the same period was $168,419, which was applied to payments of preferred dividends, and the retirement of common and preferred stock, offset by issuance of common stock in connection with warrants exercised and the acquisition of assets.

         During the year ended March 31, 1996, the Company announced a buyback of up to 250,000 shares of its common stock and/or its Series A convertible preferred stock. On April 8, 1996, the Board of Directors authorized to repurchase up to an additional 250,000 shares of the Company's outstanding common and preferred stock. During the year ended March 31, 1996, the Company bought back 116,400 shares of its common stock at a cost of $118,562, and also bought back 89,375 shares of its preferred stock at a cost of $117,907. These shares were retired in the year ended March 31, 1996. During the year ended March 31, 1997, the Company bought back 66,500 shares of its common stock at a cost of $66,749, and also bought back 67,625 shares of its preferred stock at a cost of $85,301. These shares were retired in the year ended March 31, 1997.

         The Company believes it has sufficient working capital to support its business plan through fiscal 1998.

IMPORTANT FACTORS

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. This Report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including the statements regarding anticipated growth of the Company and trends in the industry. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such forward-looking statement is qualified by reference to the following cautionary statements.

         Limited Insurance Experience; Potential for Negative Claims Experience. The Company's reinsurance business exposes its assets to significant liability for claims and losses under the program. There can be no assurance that the premiums collected will be adequate to cover the liabilities incurred. Because of the Company's limited experience with insurance risks and the inherent uncertainties in estimating the ultimate costs of claims, losses and adjustment expenses may deviate substantially from expectations. Furthermore, the timing, frequency and extent of liabilities under this program cannot be predicted accurately because the conditions and events which established the Company's loss expectancies may not recur in the future. Unexpected losses associated with this program could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company expands the program as anticipated, the effect of such losses could be compounded. Because the Company recently began its reinsurance program, its arrangements with the participants in the program are not yet formalized. If the Company's expectations and understandings are not reflected in the actual operations of the program, there may be a material adverse effect on the Company.

         Government Regulation Relating to Insurance Program. As part of the insurance program, the Company utilizes Consolidated American Rental Insurance Company, Ltd ("CAR Insurance"), its wholly owned subsidiary based in Bermuda. Insurance companies such as CAR Insurance are subject to the laws and regulations in the jurisdictions in which they are chartered and do business. Such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders or the Company. In general, insurance regulatory agencies have broad authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The regulation of CAR Insurance and its insurance program involving AIG, Hertz Claims Management and AICCO Premium Financing, could have a material effect on the Company's business, financial condition and results of operations.

         The Company's insurance program offered through CAR Insurance is conducted via "fronting" arrangements with AIG. Because some states currently restrict or limit such arrangements, the ability of the Company to expand the program into those states is also limited. In addition, the National Association of Insurance Commissioners ("NAIC") adopted a model act concerning such "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements, and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state, and the Company is therefore unable to predict whether the model act will affect its operations or relationships with insurers. Some states currently regulate third party administration and premium financing arrangements, such as those used by the Company. Any or all of these regulations could have a material effect on the program being offered by the Company.

         State regulation requires licensing of persons soliciting the sale of insurance within that state. In certain states, licenses are obtained by individual agents rather than a corporate entity. Due to the Company's recent development of the reinsurance program and limited experience with its other insurance programs, there can be no assurance that its activities will not be deemed to be in violation of licensing or other insurance laws or regulations. Such violations could subject the Company to significant fines and penalties which could have a material adverse effect on its business, financial condition and results from operations.

         Dependence on Franchisees; Credit Risks. The Company's revenues are substantially dependent on fees paid by its franchisees. These fees fluctuate based on the franchisee's performance. Franchisees are independent contractors who operate their business independent of the Company. Any failure of franchisees to operate their businesses, or inability of the Company to collect fees owed by franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Trademarks. The Company's success depends in significant part on its ability to maintain and protect its primary trademarks involving the "Rent-A-Wreck" name. The Company's revenues are almost exclusively derived from the goodwill associated with the name. Significant negative publicity related to the name or the inability of the Company to pursue infringements and maintain its proprietary rights would have a material adverse effect on the Company's business, financial condition and results of operations.

         Intense Competition. The vehicle rental industry in which the Company and its franchisees operate is characterized by intense competition, particularly with respect to price and service, from national, regional and local vehicle rental companies. Many of these competitors, particularly national competitors and those with relationships with vehicle manufacturers, have substantially greater resources than the Company. In addition, competition exists from many smaller, independent operations in local markets. Any failure by the Company and its franchisees to offer services and prices that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations.

         Compliance with Governmental Regulations. The Company operations are subject to numerous federal, state, local and foreign laws, including federal and state laws governing the offer and sale of franchises and relationship with franchisees. Several states' laws require the Company to renew its state franchise registration annually. If the Company does not maintain required state registrations, it must terminate franchise sales activity in those states. While the Company has suspended franchise sales activity in the past until such registrations were properly renewed, the Company believes that it is currently in material compliance with such laws. Changes in franchise laws could require the Company to make material alterations to its core business. Additionally, failure to comply with franchise or other laws could subject the Company to significant fines and penalties and have a material adverse effect on the Company's business, financial condition and results of operations.

         During the past several years, a number of states have interpreted existing laws as requiring out-of-state companies which generate income by granting franchises in the state to file returns and pay tax in the state. Following this trend, other states have adopted laws specifically designed to impose tax on out-of-state companies granting franchises in the state. While many companies, along with many tax practitioners and commentators, contend that the application of such laws violates the federal constitution, the United States Supreme Court has not yet ruled on the issue directly. If the application of these laws is constitutional, if the laws apply to the activities of the Company, or if the states' interpretation of existing laws is applied retroactively, any resulting taxes and associated interest and penalties for which the Company may be liable also could have a material adverse effect on the Company.

         Risks of International Operations. During the fiscal year ended March 31, 1997, approximately 1% of the Company's revenues were derived from international operations. The Company's international operations are subject to certain risks, including adverse developments in foreign political and economic environment, varying government regulations, including regulations regarding the protection of trademarks and the offer and sale of franchises, foreign currency fluctuations and potential adverse tax consequences. There can be no assurance that any of these factors, especially if the Company is successful in expanding its international presence, will not have a material effect on the Company's business, financial condition and results of operations.

         Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Description of Business" which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 7.    FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and Supporting Schedules

                                                         Page

Report of Independent Certified Public Accountants...     20

Financial Statements:

  Consolidated Balance Sheet as of March 31,
    1997.............................................     21

  Consolidated Statements of Earnings for
    the Years Ended March 31, 1996 and
    1997.............................................     23

  Consolidated Statements of Shareholders'
    Equity for the Years Ended March 31, 1996
    and 1997.........................................     24

  Consolidated Statements of Cash Flows for the
    Years Ended March 31, 1996 and 1997..............     25

  Notes to Consolidated Financial
    Statements.......................................     26

  Supporting Schedules:

    Schedule II - Valuation and Qualifying
                  Accounts...........................     42


  Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

                                                              GRANT THORNTON LLP
                                          Accountants and Management Consultants
                                                         The U.S. Member Firm of
                                                    Grant Thornton International







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Rent-A-Wreck of America, Inc.

We have audited the accompanying consolidated balance sheet of Rent-A-Wreck of America, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ending March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Wreck of America, Inc. as of March 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ending March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

We have also audited Schedule II for the years ended March 31, 1997 and 1996. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP

Baltimore, Maryland
June 2, 1997

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

                                     ASSETS

                                                                1997
                                                                ----

CURRENT ASSETS:
Cash and Cash Equivalents, including restricted cash ..     $ 1,077,578
Accounts Receivable, net of allowance
  for doubtful accounts of $762,757:
    Continuing License Fees and
      Advertising Fees ................................         291,181
    Current Portion of Notes Receivable ...............         415,072
    Current Portion of Direct Financing
      Leases ..........................................          47,228
    Insurance Premiums Receivable .....................          25,784
    Other .............................................          25,136
Prepaid Expenses ......................................         117,566
                                                             ----------

    TOTAL CURRENT ASSETS ..............................       1,999,545
                                                             ----------

PROPERTY AND EQUIPMENT:
  Vehicles ............................................          53,025
  Furniture, Equipment and Leasehold
    Improvements ......................................         738,130
  Less:  Accumulated Depreciation and
         Amortization .................................        (448,472)
                                                             ----------
NET PROPERTY AND EQUIPMENT ............................         342,683
                                                             ----------
OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
    accumulated amortization of $14,207 ...............         219,086
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $16,278 ..........          32,629
                                                             ----------

                                                                251,715
                                                             ----------

    TOTAL ASSETS ......................................     $ 2,593,943
                                                            ===========



The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                      1997
                                                                                  -----------


CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .....................................     $   720,338
  Dividends Payable .........................................................          28,782
  Insurance Premiums, Deposits, and Provision for
    Loss ....................................................................          50,828
  Current Maturities of Capital Lease Obligations ...........................           8,578
                                                                                  -----------
    TOTAL CURRENT LIABILITIES ...............................................         808,526
                                                                                  -----------

CAPITAL LEASE OBLIGATIONS, Less Current Maturities ..........................          30,089
                                                                                  -----------
    TOTAL LIABILITIES .......................................................         838,615
                                                                                  -----------


COMMITMENTS AND CONTINGENCIES ...............................................              --

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 1,439,125 shares
    (aggregate liquidation preference $1,151,300) ...........................          14,391
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,234,767 shares ............................................          42,347
  Additional Paid-In Capital ................................................       3,021,490
  Accumulated Deficit .......................................................      (1,322,900)
                                                                                  -----------
    TOTAL SHAREHOLDERS' EQUITY ..............................................       1,755,328
                                                                                  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY ................................................................     $ 2,593,943
                                                                                  ===========




The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1997



                                                    1996             1997
                                                -----------      -----------

REVENUES:
  Initial License Fees ....................     $   750,494      $   751,000
  Advertising Fees ........................         588,927          673,090
  Continuing License Fees .................       1,791,858        2,079,657
  Vehicle Rental Operations ...............           3,750            5,482
  Direct Financing Leases to Franchisees ..           6,781            6,923
  Other ...................................         312,976          268,848
                                                -----------      -----------
                                                  3,454,786        3,785,000
                                                -----------      -----------
EXPENSES:
  Salaries, Consulting Fees, and
    Employee Benefits .....................         673,950          747,743
  Advertising and Promotion ...............         827,578          938,563
  Sales and Marketing .....................         636,425          610,723
  General and Administrative ..............         818,224          839,944
  Depreciation and  Amortization ..........          73,223          114,664
                                                -----------      -----------
                                                  3,029,400        3,251,637
                                                -----------      -----------

         OPERATING INCOME .................         425,386          533,363


INTEREST INCOME, NET ......................          63,436           66,567
                                                -----------      -----------
         INCOME BEFORE INCOME TAX
                EXPENSE ...................         488,822          599,930

INCOME TAX EXPENSE ........................          30,250           62,439
                                                -----------      -----------
         NET INCOME .......................         458,572          537,491

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK .........................        (130,122)        (119,648)
                                                -----------      -----------
NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES ............     $   328,450      $   417,843
                                                ===========      ===========

EARNINGS PER COMMON SHARE .................     $       .07      $       .08
                                                ===========      ===========


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING ....       4,668,068        5,332,737
                                                ===========      ===========



The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1997

                                         Preferred Stock             Common Stock           Additional
                                      ---------------------     ----------------------        Paid-in     Accumulated
                                        Shares       Amount        Shares       Amount        Capital        Deficit        Total
                                      ---------    --------     ---------    --------    -----------    -----------    -----------
Balance, April 1, 1995 .........      1,655,750    $ 16,558     4,238,042    $ 42,380    $ 3,198,920    $(1,959,139)   $ 1,298,719

  Retirement of common stock ...             --          --      (116,400)     (1,164)      (123,741)         6,343       (118,562)

  Retirement of
    preferred stock ............        (89,375)       (894)           --          --        (82,981)       (34,032)      (117,907)

  Preferred dividends paid ($.08
    per share) .................             --          --            --          --             --       (130,122)      (130,122)

  Preferred dividends arrearages
    paid .......................             --          --            --          --             --        (18,307)       (18,307)

  Net income ...................             --          --            --          --             --        458,572        458,572
                                      ---------    --------     ---------    --------    -----------    -----------    -----------
Balance, March 31, 1996 ........      1,566,375    $ 15,664     4,121,642    $ 41,216    $ 2,992,198    $(1,676,685)   $ 1,372,393


  Issuance of common stock and
    exercise of warrants .......             --          --       120,000       1,200        148,800             --        150,000

  Retirement of common stock ...             --          --       (66,500)       (665)       (66,084)            --        (66,749)

  Retirement of
    preferred stock ............        (67,625)       (677)           --          --        (53,424)       (31,200)       (85,301)

  Conversion of preferred stock
  into common stock ............        (59,625)       (596)       59,625         596             --             --             --


  Preferred dividends paid ($.08
    per share) .................             --          --            --          --             --       (119,648)      (119,648)

  Preferred dividends arrearages
    paid .......................             --          --            --          --             --        (32,858)       (32,858)

  Net income ...................             --          --            --          --             --        537,491        537,491
                                      ---------    --------     ---------    --------    -----------    -----------    -----------
Balance, March 31, 1997 ........      1,439,125    $ 14,391     4,234,767    $ 42,347    $ 3,021,490    $(1,322,900)   $ 1,755,328
                                     ==========    ========    ==========    ========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1997



                                                              1996             1997
Increase (decrease) in cash and cash                        ---------      -----------
equivalents

Cash flows from operating activities:
  Net Income ..........................................     $ 458,572      $   537,491
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization ...................        73,223          114,664
      Loss (Gain) on disposal of
        property and equipment ........................        (1,800)          (2,403)
      Provision for doubtful accounts .................       146,418          (13,945)
      Changes in assets and liabilities:
      Accounts and notes receivables ..................       (34,265)         192,949
      Prepaid expenses ................................        13,603          (31,779)
      Accounts payable and accrued
        expenses ......................................        22,722          119,357
      Insurance premiums, deposits, and
        loss reserves .................................        (5,760)         (58,867)
                                                            ---------      -----------
         Net cash provided by operating activities ....       672,713          857,467
                                                            ---------      -----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment ........        37,200           29,075
  Acquisition of property and equipment ...............      (234,265)        (144,460)
  Additions to trademarks and other ...................       (19,518)         (75,956)
                                                            ---------      -----------
         Net cash used in investing activities ........      (216,583)        (191,341)
                                                            ---------      -----------
Cash flows from financing activities:
  Issuance of common stock ............................            --          150,000
  Repayments of long-term debt ........................       (57,733)         (13,863)
  Retirement of common stock ..........................      (118,562)         (66,749)
  Retirement of preferred stock .......................      (117,907)         (85,301)
  Preferred dividends paid ............................      (148,429)        (152,506)
                                                            ---------      -----------
         Net cash used in financing activities ........      (442,631)        (168,419)
                                                            ---------      -----------
         Net increase in cash and cash
         equivalents ..................................        13,499          497,707

Cash and cash equivalents at beginning of year ........       566,372          579,871
                                                            ---------      -----------
Cash and cash equivalents at end of year ..............     $ 579,871      $ 1,077,578
                                                            =========      ===========

Supplemental disclosure of cash flow information:
  Interest paid .......................................     $   6,349      $     6,096
  Taxes paid ..........................................     $  33,857      $    38,722

Non-cash transactions:
  Capital Lease Obligations ...........................     $  29,568      $        --



   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly owned subsidiaries, Rent-A-Wreck Operations, Inc. ("RAW OPS"), Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A- Wreck Leasing, Inc. ("RAW Leasing"), URM Corporation ("URM") and Central Life and Casualty Company, Limited ("CLC").

         All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated.

         The Company markets and administers the Rent-A-Wreck and PRICELE$$ vehicle rental franchise program throughout the United States, as well as various foreign countries.

CASH

         Included in cash and cash equivalents is cash restricted for use in the National Advertising Fund. Restricted cash totaled $296,543 as of March 31, 1997.

ACCOUNTS AND NOTES RECEIVABLE

         Substantially all receivables derived from franchises granted by the Company are personally guaranteed by the officers or directors of the franchisees. Initial license fees are collected upon execution of the contract or financed, generally over a twelve-month period with interest.

PROPERTY AND EQUIPMENT

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, utilizing primarily the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for substantially all assets for income tax purposes.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



TRADEMARKS AND OTHER INTANGIBLE ASSETS

         Costs associated with trademarks are capitalized and amortized on the straight-line method to operations over periods ranging from ten to forty years. Intangibles represent costs in excess of net assets acquired in connection with businesses acquired and are being amortized to operations on a straight-line basis over ten years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current or forecasted profitability of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these evaluations.

INCOME TAXES

         Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, liabilities and assets are recognized for the deferred tax consequences of temporary differences or carryforwards that will result in net taxable income or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The principal items giving rise to temporary differences are depreciation, reserves and accrued liabilities.

REVENUE RECOGNITION

         Initial License, Advertising and Continuing License Fees

         Revenues are composed primarily of initial license fees, continuing license fees, and advertising fees. Franchisees have certain rights to use the Company's trademarked names, "Rent-A-Wreck" and "PRICELE$$" in a specified territory. Although the franchisee has continuing access to the use of certain of the Company's resources, experience and knowledge, the Company recognizes the initial license fee as revenue upon completion of an initial orientation and training course since this represents substantially all of the initial services required. Many franchisees have had prior business experience and, therefore, require little assistance in commencing business. There is no obligation beyond the initial training as related to the initial license fee. Continuing license and advertising fees are recognized as revenues on a monthly basis over the contract year based primarily on franchisees' reported gross revenues.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997


         Direct Financing Leases

         The Company offers, on a selective basis to qualified franchisees, the opportunity to finance vehicles for their rental fleets under a direct financing program. The Company recognizes the related interest, documentation and administrative revenues as they are received. The Company accounts for the financing of the vehicles with the franchisees as direct financing leases (see
Note 3).

         Other

         Insurance administration and physical damage program revenues are recognized ratably over the term of the coverage. Promotional material revenues are recorded when shipped.

ADVERTISING

         Advertising costs are expensed as incurred and are classified as advertising and promotion expenses.

EARNINGS PER COMMON SHARE

         Earnings per common share for the years ended March 31, 1996 and 1997 are presented on a fully diluted basis and are based upon the combined weighted average number of shares of common stock outstanding during each year. The dilutive effect of stock options and warrants was considered in the computations of earnings per common share, and preferred dividends for each year were subtracted from net income to arrive at the earnings applicable to common shareholders.

         Primary earnings per common share for the years ended March 31, 1996 and 1997 were the same as fully diluted earnings per common share.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997


estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and reported revenues and expenses. Actual results could differ from those estimates.

NEWLY ISSUED ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which became effective in 1997. As permitted by SFAS No. 123, the Company has disclosed the impact of stock based employee compensation on operations and will continue to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for applicable transactions with employees. The adoption of SFAS No. 123 did not have a material effect on the Company's financial statements.

         The provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for years beginning after December 15, 1995, did not impact the Company's 1997 financial statements.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.


2.       FORMATION OF CAPTIVE INSURANCE COMPANY

         In March, 1997, Rent-A-Wreck of America, Inc. formed a wholly owned, Bermuda-based captive insurance subsidiary, Consolidated American Rental Insurance Company, LTD ("CAR Insurance"), to provide automobile liability and physical damage insurance for vehicles owned by participating franchisees. American International Group (AIG) provides policy fronting, excess insurance coverage, and an aggregate stop loss protection of $1,300,000. CAR Insurance reinsures AIG's coverage subject to a per loss limit of $100,000 per person and $300,000 per accident. Operations of the new entity through March 31, 1997 were not significant.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



3.       DIRECT FINANCING LEASES

         The components of the Company's net investment in direct financing leases are as follows:

                                                                       March 31,
                                                                          1997
                                                                       ---------
Total Minimum Lease Payments to be Received ..................          $106,645
     Less Amounts Representing
         Administration Costs Included in
         Total Minimum Lease Payments ........................             2,582
                                                                        --------
Minimum Lease Payment Receivable .............................           104,063

     Less Allowance for Uncollectibles .......................            13,939
                                                                        --------
Net Minimum Lease Payments Receivable ........................            90,124

     Less Unearned Income ....................................            10,267
                                                                        --------
Net Investment in Direct Financing Leases ....................            79,857
                                                                        --------
     Current Portion Less Administration Cost ................          $ 47,228

     Non-Current Portion .....................................            32,629
                                                                        --------
Net Investment in Direct Financing Leases ....................          $ 79,857
                                                                        ========


         The total minimum lease payments receivable in the two succeeding fiscal years are as follows:

         1998..........................     $ 71,631
         1999..........................       35,014
                                            --------
                  Total                     $106,645
                                            ========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997




4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                March 31,
                                                  1997
                                                ---------
Accounts Payable.........................      $ 158,768
National Advertising Fund................        219,152
Payroll..................................         31,570
Commissions and Royalties................        136,000
Professional Fees........................         79,613
Other....................................         95,235
                                               ---------
                                               $ 720,338
                                               =========

5.       CAPITAL LEASE OBLIGATIONS

         Equipment leased under capital lease agreements are summarized below.

         Equipment                                    $71,663
         Less accumulated amortization                 31,142
                                                      -------
                                                      $40,521
                                                      =======

         Future minimum lease payments under the capital leases at March 31, 1997 are as follows:

         Year ended March 31,
         --------------------
         1998                                                              $13,929
         1999                                                               13,929
         2000                                                               13,502
         2001                                                                8,801
         2002                                                                  733
                                                                           -------
         Total minimum lease payments                                       50,894
         Less amount representing interest                                  12,227
                                                                           -------
                                                                           $38,667
                                                                           -------

         Current portion                                                   $ 8,578
         Long-term portion                                                  30,089
                                                                           -------
                                                                           $38,667
                                                                           =======

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997




6.       INCOME TAXES

         The Company accounts for income taxes on the liability method, as prescribed by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). The provision for income taxes for the years ended March 31, 1996 and 1997 consists of the following:

                                            1996         1997
                                            ----         ----
  Currently payable
    State income taxes.................   $23,250       $28,214
    Federal income taxes...............     7,000        34,225
                                          -------       -------
          Total...... .................   $30,250       $62,439
                                          =======       =======

         The reconciliation of the provision for income taxes computed at statutory rates to the provision for income taxes provided on pre-tax income for the year ended March 31, 1996 and 1997 is as follows:

                                                     1996              1997
                                                     ----              ----
  Federal taxes at statutory
    rate .................................        $ 210,000         $ 189,825

  Utilization of tax loss
    carryforward .........................         (207,200)         (155,600)

  Federal alternative minimum tax ........            4,200                --

  State and local taxes, net .............           23,250            28,214
                                                  ---------         ---------
            Total ........................        $  30,250         $  62,439
                                                  =========         =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



6.       INCOME TAXES - CONTINUED

         The significant components of the deferred income tax asset and (liability), stated by source of the difference between financial accounting and tax basis as of March 31, 1996 and 1997 are as follows:

                                                     1996              1997
                                                     ----              ----
         Deferred tax assets:
           Reserve for doubtful accounts ...      $ 303,000         $ 304,000
           Accrued expenses ................         69,000            72,000
           Operating loss carryforwards ....        151,000                --
           Other reserves ..................             --             4,000
                                                  ---------         ---------
                                                    523,000           380,000
         Deferred tax liabilities:
           Fixed assets ....................        (10,000)           (3,000)
                                                  ---------         ---------
         Net deferred tax asset before
           valuation allowance .............        513,000           377,000

         Valuation allowance ...............       (513,000)         (377,000)
                                                  ---------         ---------
         Net deferred tax asset ............      $      --         $      --
                                                  =========         =========

7.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         The Company's corporate offices are occupied under the terms of operating leases from both related and non-related parties, the longest of which expires in November, 1999. Future minimum lease payments under non-cancelable agreements are as follows:

         March 31,
         ---------
         1998.....................   $64,132
         1999.....................   $66,712
         2000.....................   $45,357


         Total rent expense for the years ended March 31, 1996 and 1997 was $62,946 and $70,064, of which $25,814 and $7,189, respectively was to the related party (see Note 8).

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997

7.       COMMITMENTS AND CONTINGENCIES - CONTINUED

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


8.       RELATED PARTY TRANSACTIONS

         The Company has entered into a Management Agreement with K.A.B., Inc.
(KAB), a management consulting group controlled by and affiliated with Kenneth
L. Blum, Sr., Chairman of the Board of Directors and Chief Executive Officer of the Company, which expires July 1, 2003. As a part of this agreement, KAB provides direct overall management of the Company's operations. Total annual fees paid to KAB under the management agreement for the years ended March 31, 1996 and 1997 were $200,000 and $250,000 respectively. KAB has also been granted an option to purchase up to 2,250,000 shares of the Company's common stock (see note 9).

         The Company leases a portion of its corporate offices under the terms of a month-to-month operating lease with American Business Information Systems, Inc. (ABIS), a related party of KAB. The Company paid $25,814 and $7,189 for the years ended March 31, 1996 and 1997 to ABIS under this agreement.

         In 1995, the Company entered into an agreement with ABIS, a related party of KAB, to develop computer software and related documentation over a five-year term. For the years ended March 31, 1996 and 1997, $77,005 and $34,204 have been paid to ABIS under this agreement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



8.       RELATED PARTY TRANSACTIONS - CONTINUED

         In 1995, the Company retained Richter & Co., Inc., a related party, to serve as exclusive financial advisor and placement agent for the Company. For its role of placement agent and financial advisor, Richter & Co., Inc.'s fees will be contingent and based upon transactions completed, as defined in the agreement. For the years ended March 31, 1996 and 1997, there were no fees paid to Richter & Co., Inc. pursuant to this agreement.

         Richter & Co., Inc. provides substantial ongoing financial management services to the Company at no charge. In the opinion of management, the terms of the Company's agreements with Richter, KAB and ABIS taken as a whole are at least as favorable to the Company as could be obtained from third parties.


9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS

         Options and warrants to acquire shares of the Company's common stock are granted at a value not less than 100% of the fair market value of the underlying stock on the date of issuance.

         Under the Company's stock option plans, 300,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted to employees, including officers and directors. Certain options granted are not qualified as incentive stock options. At March 31, 1997, options have been granted and are outstanding for a total of 15,000 shares under the plan, and options for 285,000 shares are available.

         The Company has issued stock options to acquire 2,250,000 shares of its common stock to KAB in conjunction with its management agreement. These options are not part of the foregoing plan. During the year ended March 31, 1996, KAB transferred (a) 483,333 and 604,167 vested and unvested options, respectively, to each of Kenneth L. Blum Jr., the Company's president, and Mr. Blum's sister, Robin Cohn; (b) 20,000 and 25,000 vested and unvested options, respectively, to Richter & Co., Inc., an affiliate of William L. Richter, a director of the Company and financial advisor; and 13,333 and 16,666 vested and unvested options, respectively, to Mr. Richter. In April 1996, the Company approved the extension of the term of the KAB Management Agreement for five years expiring June 30, 2003, the extension of the options originally granted to KAB by five years (with a corresponding delay

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS -- CONTINUED

in the fixed vesting date until July 1, 2002), and the addition of a cashless exercise feature to the options held by KAB.

         The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants issued in fiscal years 1996 and 1997, respectively: risk free interest rates of 5.75% and 6.870%; expected volatility of 76.580% and 57.880%, and expected lives of 2.92 and 6.21 years.

         The following table summarizes option activity:

                                                                    1996         1997
                                                                    Weighted     Weighted
                                                                    Average      Average
                                  1996              1997            Exercise     Exercise
                                 Shares            Shares             Price        Price
                              ----------         ----------         --------     --------
Options outstanding at
  beginning of year            2,305,000          2,305,000         $   1.08     $   1.17
Options exercised                     --                 --               --           --
Options granted                1,250,000          2,250,000         $   1.08     $   1.15
Options canceled              (1,250,000)        (2,250,000)        $   1.08     $   1.30
Options expired                       --            (40,000)        $   1.31           --
                              ----------         ----------
Options outstanding at
  end of year                  2,305,000          2,265,000         $   1.08     $   1.08


Option price range at
  end of year                  $ 1.00 to          $ 1.00 to
                               $ 1.44             $ 1.44

Option price range for
  exercised shares                    --                 --

Weighted-average fair
 value of options,
 granted during
   the year                    $ 0.46             $ 0.70

At March 31, 1996 and 1997, 1,015,000 options were exercisable.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

         The following table summarizes options outstanding at March 31, 1997:

                                                   Weighted Average
   Number        Exercise     Weighted Average     Remaining
  Outstanding     Price        Exercise Prices     Contractual Life
  -----------    --------     ----------------     ----------------
  2,265,000     $ 1.00 to        $ 1.08              6.21 years
                $ 1.44


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options plans. Had compensation cost been determined based on the fair value at the grant date for the fiscal 1996 and 1997 awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                 1997       1996
                                                 ----       ----
 Net income applicable to common
   and common equivalent shares
     As reported                              $417,843   $328,450
     Pro forma                                $190,546   $295,231
 Earnings per share
     As reported                              $    .08   $    .07
     Pro forma                                $    .04   $    .06


         This disclosure is not likely to be representative of the effects on reported net earnings for future years, because options are subject to a vesting schedule.

         In consideration of services rendered in connection with the negotiation of the management agreement with KAB, the Company granted Richter & Co., Inc. five-year warrants, expiring June 30, 1998, to purchase 155,000 shares of the Company's Common Stock for its services as investment banker. The exercise price of 20,000 of such warrants was $.80, and the exercise price of the remaining 135,000 warrants is tied to the exercise and vesting provisions of the options issued to KAB in connection with the management agreement. Richter & Co., Inc. assigned 62,000 of these warrants to William L. Richter.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



         In April, 1996, the Company also extended 135,000 of the warrants originally issued to Richter & Co., Inc. for an additional five years in consideration of services rendered in connection with the renegotiation of the KAB Management Agreement and related services.

         Warrants for 30,000 shares of the Company's common stock exercisable at $.80 per share have been issued to Richter & Co., Inc. in connection with previous private placement transactions for which Richter & Co., Inc. acted as agent. Richter & Co., Inc. has assigned 12,000 of these warrants to William L. Richter and 4,000 warrants to Richter & Co., Inc. employees.

         On September 30, 1994, the Company issued warrants for 100,000 shares of the Company's common stock to Whale Securities Co., L.P. for consulting services. The exercise price is $1.25 per share.

         A summary of changes in outstanding warrants for the year ended March 31, 1997 is as follows:

                                      Number of   Exercise Price
                                       Warrants    per Warrant
                                      ---------   --------------
   Outstanding, beginning of year..    396,750      $.80 - $1.50
   Issued..........................         --
   Exercised.......................   (100,000)            $1.25
   Canceled........................     (6,750)            $1.50
                                      --------
   Outstanding, end of year........    290,000      $.80 - $1.50
                                      ========


10.      PREFERRED STOCK

         The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless all dividends on the preferred stock for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof. Holders of Preferred Stock, voting as a class, are entitled to elect up to four members of a seven member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of a voting trust, Richter Investment Corp. holds a proxy to vote approximately 94% of the Preferred Stock and by virtue of his control over Richter Investment Corp., William L. Richter can be deemed to have

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



voting control over such shares. The holders of the Series A Preferred are entitled to cumulative dividends at an annual rate of eight cents per share. The Series A Preferred is convertible, at the option of the holder, into common shares on the basis of one share of common for each share of Series A Preferred.

         During the year ended March 31, 1997, the Company repurchased and retired 67,625 shares of preferred stock and 59,625 preferred shares were converted to common shares, reducing the total outstanding preferred shares from 1,566,375 to 1,439,125. At March 31, 1997, undeclared and unpaid cumulative preferred dividends amounted to $274,180. During the year ended March 31, 1997, the Company declared preferred dividends totaling $119,648, plus $32,858 of dividend arrearages, and at March 31, 1997, unpaid declared preferred dividends totaled $28,782.


11.      OTHER REVENUES

         Components of other revenues for the years ended March 31, 1996 and 1997 were as follows:

                                       1996             1997
                                     --------         --------
Insurance administration
  and physical damage
  program...................         $199,357         $159,761

Promotional materials.......           97,123           94,685

Other.......................           16,496           14,402
                                     --------         --------
                                     $312,976         $268,848
                                     ========         ========

12.      CONCENTRATIONS OF CREDIT RISK - CASH

         The Company maintains its cash balances in a financial institution located in Maryland, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997



13.      SUBSEQUENT EVENTS

         On May 15, 1997, the Company paid 15% of the dividend arrearages on all preferred shares outstanding as of March 31, 1997. These paid arrearages totaled $41,127, which was paid with and in addition to the regular quarterly preferred dividend on May 15, 1997. Remaining undeclared and unpaid cumulative preferred dividends were reduced to $232,159.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable. (The Company need not provide the disclosure called for by this Item because it has been previously reported, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).


                                    PART III


ITEM  9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
           OF THE EXCHANGE ACT

         Reference is made to Company's 1997 Proxy Statement under the caption "Election of Directors."

ITEM 10.   EXECUTIVE COMPENSATION

         Reference is made to the Company's 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

         Reference is made to the Company's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's 1997 Proxy Statement under the caption "Certain Transactions."

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. The financial statements, notes thereto and Report of Independent Public Accountants listed in the Index to Consolidated Financial Statements set forth in Item 7.

         2. The Exhibits listed in the Exhibit Index following the Signatures page, which is incorporated herein by this reference.

         3. Financial Statement Schedules for the years in the period ended March 31, 1996 and 1997, as applicable.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED MARCH 31, 1996 and 1997


                                                          ADDITIONS
                                                -------------------------------
                               BALANCE AT       CHARGED TO                                             BALANCE
                               BEGINNING        COSTS AND          CHARGED TO                           AT END
DESCRIPTION                    OF PERIOD        EXPENSES         OTHER ACCOUNTS     DEDUCTIONS         OF PERIOD
-----------                    ---------        -----------      --------------     ----------         ---------
MARCH 31, 1996

Allowance for
  doubtful accounts             $646,562        $   272,518        $      --        $126,100(1)        $792,980
                                ========        ===========        =========        ========           ========

Valuation allowance on
 net deferred tax assets        $577,000        $        --        $      --        $ 64,000           $513,000
                                ========        ===========        =========        ========           ========


MARCH 31, 1997

Allowance for
  doubtful accounts             $792,980        $   203,217        $      --        $217,162(1)        $779,035
                                ========        ===========        =========        ========           ========


Valuation allowance on
 net deferred tax assets        $513,000        $        --        $      --        $136,000           $377,000
                                ========        ===========        =========        ========           ========


         (1)      Accounts written off

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Rent-A-Wreck of America, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Rent-A-Wreck of America, Inc.
Registrant

By:                                          Date:


 /s/ Mitra Khosravi                             June 25, 1997
Mitra Khosravi
Chief Accounting Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates as indicated:

Signature and Title                          Date


 /s/ Kenneth L. Blum, Sr.                      June 25, 1997
Kenneth L. Blum, Sr.
Chairman of the Board
and Director (Principal
Executive Officer)

 /s/ Mitra Khosravi                            June 25, 1997
Mitra Khosravi
Chief Accounting Officer
(Principal Financial and
Accounting Officer)

 /s/ David Schwartz                            June 25, 1997
David Schwartz
Vice Chairman of the Board

 /s/ William L. Richter                        June 25, 1997
William L. Richter
Vice Chairman of the Board


 /s/ Alan Aufzien                              June 25, 1997
Alan Aufzien, Director

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 1997

                                          Incorporated
Exhibit No.     Exhibit                   by Reference from

3.1             Certificate of            Filed herewith.
                Incorporation

3.2             Bylaws,                   Form 10-K for the fiscal year ended
                as amended                March 31, 1986, in which the Bylaws,
                                          are incorporated by reference and
                                          amendments to Bylaws are filed
                                          therein.

9               Voting Trust              Form 10-K for the fiscal
                Agreement                 year ended March 31, 1990
                                          is incorporated by
                                          reference.

10.1            Asset Purchase            Form 10-QSB for the
                Agreement dated           quarter ending December
                December 3, 1996          31, 1996.
                Between Baltimore
                Car and Truck
                Rental, Inc.,
                Insurance Rentals,
                Inc., Mark Eisenberg,
                and the Company.

10.2            Commercial Installment    Form 8-K, Dated
                Sales and Finance         February 21, 1992 and is
                Agreement, as Amended     incorporated by reference;
                                          Amendment filed with Form 10-KSB
                                          for the fiscal year ended March 31,
                                          1995 and is incorporated by reference.

10.3            Promissory Note -         Form 10-K for the fiscal
                David Schwartz,           year ended March 31, 1993
                Shareholder as Amended    is incorporated by
                                          reference.

10.4            Option Plan               Form 10-K for the fiscal
                                          year ended March 31, 1993
                                          is incorporated by
                                          reference.

10.5 *          Management Agreement -    Form 8-K, dated June 30,
                K.A.B., Inc., Related     1993 and is incorporated
                party dated June 30,      by reference.
                1993


10.5.1 *        Amendment to Management   Filed herewith.
                Agreement with K.A.B.,
                Inc., Related party
                dated March 27, 1996



10.6.  *        Stock Option Grant to     Form 8-K, dated June 30,
                K.A.B., Inc. dated        1993, incorporated by
                June 30, 1993             reference.
                                          Amendment filed herewith.

10.6.1 *        Amendment to Stock        Filed herewith.
                Option Grant to
                K.A.B., Inc. dated
                July 20, 1995

10.7.  *        Registration Rights       Form 8-K, dated June 30,
                Agreement dated June      1993, incorporated by
                30, 1993, among K.A.B.,   reference.
                Inc., Kenneth L. Blum,
                Jr., Alan S. Cohn and
                the Company

10.8            Commercial Installment    Form 10-KSB for the
                Sales and Finance         fiscal year ending
                Agreement-K.A.B., Inc.    March 31, 1994.
                dated August 1, 1993

10.9            Franchise Agreement -     Form 10-KSB for the
                standard form             fiscal year ending
                                          March 31, 1994.

10.10           Warrant Agreement -       Form 8-K, dated June 30,
                Richter & Co., Inc.       1993, incorporated by
                                          reference.

10.11           Software Development      Form 10-KSB for the
                and Computer Usage        fiscal year ending
                Agreement effective       March 31, 1995.
                January 1, 1995 between

                National Computer
                Services, Inc. and
                the Company.

10.12           Financial Advisory              Form 10-KSB for the
                Agreement between               fiscal year ending
                the Company and                 March 31, 1995.
                Richter & Co., Inc.
                dated March 20, 1995.


10.13           Lease between the               Form 10-KSB for the
                Company and Owings              fiscal year ending
                Mills Commerce                  March 31, 1996.
                Centre Limited
                Partnership dated
                September 19, 1995 and
                subordination, Attornment and
                Non-Disturbance Agreement.

10.14           Franchise Agreement -           Form 10-KSB for the
                standard form as of             fiscal year ending
                August 3, 1995                  March 31, 1996.

21              List of Subsidiaries            Filed herewith.

27              Financial Data Schedule         Filed herewith.



*  Management contract or compensatory plan or arrangement.