Form 10QSB
period 1997-06-30
RENT A WRECK OF AMERICA INC
filed 1997-08-14
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819
                      RENT-A-WRECK OF AMERICA, INC.                  (Exact name
---------------------------------------------------------------------
of small business issuer as
                            specified in its Charter)

      Delaware                                                  95-3926056
----------------------------                               ----------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD    21117
--------------------------------------------------    -----
(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number: (410) 581-5755

----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,283,517 shares as of July 22, 1997.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                           FORM 10-QSB - JUNE 30, 1997


                                      INDEX


Part I.   Financial Information                          Page
-------------------------------                          ----

Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1997 and
            June 30, 1997 (Unaudited)                     2-3

          Consolidated Statements of Earnings for
            the Three Months ended
            June 30, 1996 and 1997 (Unaudited)              4

          Consolidated Statements of Cash Flows for
            the Three Months ended June 30, 1996 and
            1997 (Unaudited)                                5

          Notes to Consolidated Financial Statements
            (Unaudited)                                   6-7

Item   2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    7-9

Part II.  Other Information
--------  -----------------



Item   1. Legal proceedings                                 11

Item   2. Changes in Securities                             11

Item   3. Defaults Upon Senior Securities                   11

Item   5. Other Information-Retirement of
          Stock Information                                 11

Item   6. Exhibits and Reports on Form 8-K                  11

          Signatures                                        12

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                             ASSETS

                                                         March 31,   June 30,
                                                           1997        1997
                                                        -----------  ----------
                                                                    (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents, including restricted cash... $1,077,578 $1,107,123 Accounts Receivable, net of allowance for doubtful accounts of $762,757 and $817,183 at
    March 31, 1997 and June 30, 1997, respectively:
    Continuing License Fees and
      Advertising Fees.................................    291,181      301,782
    Current Portion of Notes Receivable................    415,072      478,562
    Current Portion of Direct Financing
      Leases...........................................     47,228       42,770
    Insurance Premiums Receivable......................     25,784        7,505
    Other..............................................     25,136       13,051
Prepaid Expenses.......................................    117,566      199,796
                                                        -----------  ----------

    TOTAL CURRENT ASSETS...............................  1,999,545    2,150,589
                                                        -----------  ----------


PROPERTY AND EQUIPMENT:
  Vehicles.............................................     53,025       62,115
  Furniture, Equipment and Leasehold
    Improvements.......................................    738,130      485,406
  Less:  Accumulated Depreciation and
         Amortization..................................   (448,472)    (201,950)
                                                        -----------  -----------

NET PROPERTY AND EQUIPMENT.............................    342,683      345,571
                                                        -----------  ----------

OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
    accumulated amortization of $88,729 and $93,676 at
    March 31, 1997 and June 30, 1997, respectively.....    219,086      215,206
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $16,278 and $14,979
    at March 31, 1997 and June 30, 1997, respectively..     32,629       36,168
                                                        -----------  ----------

                                                           251,715      251,374
                                                        -----------  ----------


    TOTAL ASSETS....................................... $2,593,943   $2,747,534
                                                        ===========  ==========
The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         March 31,    June 30,
                                                           1997         1997
                                                        -----------  ----------
                                                                    (Unaudited)

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses................ $  720,338   $  616,925
  Dividends Payable....................................     28,782       28,645
  Insurance Premiums, Deposits, and Provision for
    Loss...............................................     50,828      234,627
  Current Maturities of Capital Lease Obligations......      8,578        8,919
                                                        -----------  ----------

    TOTAL CURRENT LIABILITIES..........................    808,526      889,116
                                                        -----------  ----------


CAPITAL LEASE OBLIGATIONS, Less Current Maturities.....     30,089       27,727
                                                        -----------  ----------

    TOTAL LIABILITIES..................................    838,615      916,843
                                                        -----------  ----------



COMMITMENTS AND CONTINGENCIES                                 -            -

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,439,125 shares at March
    31, 1997 and 1,432,250 shares at June 30, 1997
    (aggregate liquidation preference $1,151,300
    at March 31, 1997 and $1,145,800 at June 30, 1997).     14,391       14,322
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,234,767 shares at March 31, 1997 and
    4,251,642 shares at June 30, 1997..................     42,347       42,516
  Additional Paid-In Capital...........................  3,021,490    3,033,890
  Accumulated Deficit.................................. (1,322,900)  (1,260,037)
                                                        -----------  -----------

    TOTAL SHAREHOLDERS' EQUITY.........................  1,755,328    1,830,691
                                                        -----------  ----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY........................................... $2,593,943   $2,747,534
                                                        ===========  ==========

The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          1996          1997
                                                       -----------   ----------
REVENUES:
  Initial License Fees................................ $  228,000    $  270,500
  Advertising Fees....................................    170,718       176,845
  Continuing License Fees.............................    515,396       548,725
  Direct Financing Leases to Franchisees..............      2,365           375
  Insurance Premiums..................................     42,901        87,567
  Other...............................................     21,535        43,319
                                                       -----------   ----------

                                                          980,915     1,127,331

EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits.................................    187,789       195,215
  Sales and Marketing Expenses........................    182,512       247,064
  Advertising  and Promotion..........................    226,879       256,410
  General and Administrative Expenses.................    192,259       231,055
  Depreciation and Amortization.......................     28,341        30,544
                                                       -----------   ----------

                                                          817,780       960,288
                                                       -----------   ----------


      OPERATING INCOME................................    163,135       167,043

INTEREST INCOME, NET..................................     15,271        18,091
                                                       -----------   ----------

      INCOME BEFORE INCOME TAX EXPENSE................    178,406       185,134
                                                       -----------   ----------

INCOME TAX EXPENSE....................................     21,900        52,500
                                                       -----------   ----------

      NET INCOME...................................... $  156,506    $  132,634

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK.....................................     30,915        28,645
                                                       -----------   ----------

NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES........................ $  125,591    $  103,989
                                                       -----------   ----------

EARNINGS PER COMMON SHARE............................. $      .03    $      .02
                                                       ===========   ==========


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING.......................  4,828,267     4,954,975
                                                       ===========   ==========

  The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                                1996           1997
                                                            -----------    -----------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net income ............................................   $   156,506    $   132,634
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization .....................        28,341         30,544
      Provision for doubtful accounts ...................        80,687         53,127
      Changes in assets and liabilities:
        Accounts and notes receivable ...................      (140,469)       (95,936)
           Prepaid expenses .............................        (9,301)       (82,230)
        Accounts payable and accrued
          expenses ......................................        11,919       (103,550)
        Insurance premiums, deposits, and
          loss reserves .................................        14,335        183,799
                                                            -----------    -----------

      Net cash provided by operating activities .........       142,018        118,388
                                                            -----------    -----------

Cash flows from investing activities:
  Acquisition of property and equipment .................       (32,841)       (28,347)
  Additions to trademarks and other .....................       (11,012)        (1,066)
                                                            -----------    -----------

      Net cash used in investing activities .............       (43,853)       (29,413)
                                                            -----------    -----------

Cash flow from financing activities:
  Repayments of long-term debt ..........................        (3,936)        (2,021)
  Issuance of common stock ..............................          --           12,500
  Retirement of common stock ............................       (14,000)          --
  Retirement of preferred stock .........................       (27,019)          --
  Preferred dividends paid ..............................       (64,185)       (69,909)
                                                            -----------    -----------

      Net cash used in financing activities .............      (109,140)       (59,430)
                                                            -----------    -----------

      Net increase in cash and cash
         equivalents ....................................       (10,975)        29,545

Cash and cash equivalents at beginning of period ........       579,871      1,077,578
                                                            -----------    -----------

Cash and cash equivalents at end of period ..............   $   568,896    $ 1,107,123
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid .........................................   $     1,480    $     1,492
  Taxes paid ............................................   $    43,986    $    52,890

Non-cash transactions:
  Capital Lease Obligations .............................   $     3,936    $     2,021

  The accompanying notes are an integral part of these consolidated statements.

            RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997




1.       CONSOLIDATED FINANCIAL STATEMENTS

                  The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly owned subsidiaries, Rent-A-Wreck Operations, Inc. ("RAW OPS"), Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing"), URM Corporation ("URM") and Central Life and Casualty Company, Limited ("CLC").

         All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated.

         The consolidated balance sheet as of June 30, 1997, the consolidated statements of earnings for the three-month periods ended June 30, 1996 and 1997 and the consolidated statements of cash flows for the three-month periods ended June 30, 1996 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.


2.       PREFERRED STOCK

         As of March 31, 1997, preferred dividend arrearages were $274,180. The Company paid $41,127 of these arrearages during the quarter ended June 30, 1997. For the quarter ended June 30, 1997, the Company declared dividends totaling $28,645 which are expected to be paid during the second quarter of the Company's fiscal year.

3.EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the three-month periods ended June 30, 1996 and 1997, respectively, is presented on a fully diluted basis and is based upon the weighted average number of common shares outstanding for those periods. Any dilutive effect of stock options and warrants was considered in computation of earnings per common share. In the computation for the three-month periods ended June 30, 1996 and 1997, cumulative preferred dividends in the amounts of $30,915 and $28,645 were subtracted from net income to arrive at the earnings applicable to common shareholders.

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

Item 2.Management's Discussion and Analysis of Financial
--------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


RESULTS OF  OPERATIONS - THREE  MONTHS ENDED JUNE 30, 1997  COMPARED TO JUNE 30,
1996

         Revenue from franchising operations which includes initial license fees, continuing license fees and direct financing leases increased by $73,839 (10%). This increase occurred primarily due to an increase in initial license fees and continuing license fees. The initial license fees increased by $42,500 (19%) due to the addition of new franchises and the continuing license fees increased by $33,329 (6%) due to the fleet growth at existing franchises and the Company's dedication of more resources to the collection effort. Revenues from insurance premiums were $72,573 due to the new reinsurance program that started in March 1997, partially offset by a $12,190 (48%) reduction in the physical damage insurance program ("CLC") and by a $17,419 (100%) reduction in the national insurance program ("URM") due to its termination and replacement by CAR Insurance. Other revenue increased by $21,784 (101%) due primarily to increased internal marketing activity.

         Total operating expenses increased by $142,508 (17%) in this period compared to the same period in the prior year. Salary expense increased by $7,426 (4%) primarily as a result of additional hires in response to the growth of the Company. General and administrative expenses increased by $38,796 (20%), which resulted primarily from additional expenses related to the new reinsurance company. Sales and marketing expenses increased by $64,552 (35%), which resulted primarily from the new reinsurance program, an addition to commission expense due to a larger amount of franchise sales made in this period compared to the same period in the prior year, and a partially non-recurring promotional campaign to sell more franchises.

         Net interest income increased $2,820 (18%), primarily due to the Company's collection effort.

         Depreciation and amortization expense increased by $2,203 (8%) in this period compared to the same period in the prior year. This increase was primarily due to the additional investment in computer software and hardware.

         The Company realized operating income of $167,043, before taxes and interest, for the three-month period ended June 30, 1997 compared to operating income of $163,135 for the same period in the prior year, reflecting an increase of $3,908 (2%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises and the Company's collection efforts.

         Income tax expense for the three-month period ended June 30, 1997 increased by $30,600 (140%) compared to the three-month period ended June 30, 1996 due to higher pre-tax earnings and the depletion of the Company's federal income tax net operating loss carryforward.

         Inflation has had no material impact on the operations and financial condition of the Company for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of $1,261,473 compared to $1,191,019 at March 31, 1997. This increase of $70,454 primarily resulted from the net profit earned during the three-month period ended June 30, 1997.

         The Company has finalized an $800,000 letter of credit with The Chase Manhattan Bank ("Chase") in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. Funds drawn against the letter of credit bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 8.5% on August 8, 1997). For the quarter ended June 30, 1997, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

         The Company is committed under capital lease agreements for various equipment, and it rents its office facilities under the terms of an operating lease. The capital lease obligations were $38,667 and $36,646 at June 30,

1996 and June 30, 1997, respectively. The Company is utilizing its working capital to pay for these obligations.

         The furniture, equipment and leasehold improvements decreased by $252,724 (34%). This decrease accrued primarily due to writing off the assets that were not in use and were fully depreciated.

         Cash provided by operations was $118,388, resulting from an increase in net income and an increase in insurance premiums, deposits, and loss reserves offset by an increase in accounts and notes receivable and a decrease in accounts payable and accrued expenses. Insurance premiums, deposits, and loss reserves increased due to the new insurance program. Accounts and notes receivable increased primarily from addition of new franchises which financed a portion of their initial fees owed to the Company by notes issued by the Company. Accounts payable and accrued expenses decreased primarily due to the Company's payments on the year-end audit and new advertising programs. Cash used in investing activities of $29,413 related primarily to the acquisition of computer software and hardware and maintaining trademarks. Cash used in financing activities was $59,430, which was applied to payments of preferred dividends offset by issuance of common stock in connection with the acquisition of assets.

         The Company believes cash provided by operations and its letter of credit will provide sufficient working capital to support its business plan through fiscal 1998.


IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company.


         The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation of the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997. All forward-looking statements should be considered in light of these risks and uncertainties.

                  Selected Financial Data
                  -----------------------

         Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended June 30, 1996 and 1997 and with respect to the balance sheets thereof at June 30 in each of those years.

         The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.
                                      Quarters ended June 30,
                                      -----------------------
                                         1996        1997
                                      -----------------------
                                    (in thousands except per share
                                       and number of franchises)
                                            (Unaudited)
Franchisees' Results

Franchisees' revenue (1)               $8,590          $9,145
Number of franchises                      444             468

Results of Operations

Total revenue                          $  981          $1,127
Total expense                             818             960
Income before income
  taxes                                   178             185
Net income                                156             132
Earnings per common share (2)          $  .03          $  .02
Weighted average number of
  shares outstanding                    4,828           4,955

Balance Sheet Data

Working capital                        $  927          $1,261
Total assets                           $2,238          $2,748
Long-term obligations                  $   35          $   28
Shareholders' equity                   $1,424          $1,831


         (1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees in paying license fees.

         (2) Earnings per common share are after deducting a provision for preferred dividends of $30,915 and $28,645 in the quarters ended June 30, 1996 and 1997, respectively.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         Information is incorporated by reference from the Company's Report Form 10-KSB for the year ended March 31, 1997 under the caption "Item 3 Legal Proceedings".


ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

         The Company issued 6,875 shares of its common stock on June 4, 1997 pursuant to section 3(a)(9) of the Securities Act of 1933, as amended. The shares were issued to a holder of the Company's preferred shares who converted his preferred shares into common shares on a one-for-one basis.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         The information disclosed in footnote 2 to the financial statements provided in Part I Item 1 of this Report on Form 10-QSB is incorporated herein by this reference.


ITEM 5.  OTHER INFORMATION-RETIREMENT OF STOCK INFORMATION
-------  -------------------------------------------------

         During the quarter ended June 30, 1997, 6,875 shares of preferred stock were converted to common shares, reducing total outstanding preferred shares from 1,439,125 to 1,432,250.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)  See  Exhibit  Index  following  the  Signatures   page,  which  is
incorporated herein by reference.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mitra Khosravi                            August 11, 1997
-----------------------                   ---------------------
Mitra Khosravi
Chief Accounting Officer









/s/Kenneth L. Blum, Sr.                      August 11, 1997
-----------------------                   ---------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1997




EXHIBIT NO.       DESCRIPTION
-----------       -----------

         4.1 Standby or Performance Letter of Credit Application And Agreement to the Chase Manhattan Bank dated June 3, 1997.


         4.2 Financing Statement dated June 10, 1997 by Rent-A-Wreck Leasing in favor of The Chase Manhattan Bank


         4.3 General Security Agreement dated June 4, 1997 by Rent-A-Wreck Leasing in favor of The Chase Manhattan Bank

         4.4 Financing Statement dated June 10, 1997 by Rent-A-Wreck Operation, Inc. in favor of The Chase Manhattan Bank

         4.5 General Security Agreement dated June 4, 1997 by Rent-A-Wreck Operation, Inc. in favor of The Chase Manhattan Bank

         4.6 Financing Statement dated June 10, 1997 by Rent-A-Wreck One Way in favor of The Chase Manhattan Bank

         4.7 General Security Agreement dated June 4, 1997 by Rent-A-Wreck One Way in favor of The Chase Manhattan Bank

         4.8 Financing Statement dated June 10, 1997 by Bundy American Corporation in favor of The Chase Manhattan Bank

         4.9 General Security Agreement dated June 4, 1997 by Bundy American Corporation in favor of The Chase Manhattan Bank

         4.10 Financing Statement by Rent-A-Wreck of America, Inc. dated June 10, 1997 in favor of Chase Manhattan Bank

         4.11 General Security Agreement dated June 4, 1997 by Rent-A-Wreck of America, Inc. in favor of The Chase Manhattan Bank

         4.12 Financing Statement dated June 10, 1997 by URM Corporation in favor of The Chase Manhattan Bank

         4.13     General   Security   Agreement  dated  June  4,  1997  by  URM
                  Corporation in favor of The Chase Manhattan Bank

         4.14 Financing Statement dated June 6, 1997 by Central Life and Casualty Company, Limited in favor of The Chase Manhattan Bank

         4.15 General Security Agreement dated June 4, 1997 by Central Life and Casualty Company, Limited, in favor of The Chase Manhattan Bank

         10.1 Amendment to Management Agreement between Rent-A-Wreck Of America, Inc., and K.A.B., Inc. effective July 1, 1997.

         27       Financial Data Schedule
                                       14