Form 10QSB/A
period 1997-06-30
RENT A WRECK OF AMERICA INC
filed 1997-11-13
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                              (Amendment No. 1)
(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819
                         RENT-A-WRECK OF AMERICA, INC.               (Exact name
----------------------------------------------------------------------
of small business issuer as
                            specified in its Charter)

      Delaware                                                   95-3926056
------------------------                                    --------------------
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD    21117
--------------------------------------------------    -----
(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number: (410) 581-5755

--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

         The Company is filing this amendment to its Quarterly Report on Form 10QSB for the period ended June 30, 1997 to replace "Part II-Item 2" as follows:

                            PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
------------------------------

         The Company issued 6,875 shares of its common stock on June 4, 1997 pursuant to section 3(a)(9) of the Securities Act of 1933, as amended. The shares were issued to a holder of the Company's preferred shares who converted his preferred shares into common shares on a one-for-one basis.

         On April 22, 1997 the Company issued 10,000 shares of its common stock as part of a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933 as amended. These shares were issued to Insurance Rentals, Inc. to satisfy the earn-out provision of the asset purchase agreement dated as of December 3, 1996 between the Company, Baltimore Car and Truck Rental, Inc., Insurance Rentals, Inc., and Mark Eisenberg. See "Part II - Item 2" of the Company's Quarterly Report on Form 10QSB for the period ended December 31, 1996.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mitra Khosravi                            November 12, 1997
---------------------------               ---------------------------
Mitra Khosravi
Chief Accounting Officer





/s/Kenneth L. Blum, Sr.                      November 12, 1997
---------------------------               ---------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board