Form 10QSB
period 1997-09-30
RENT A WRECK OF AMERICA INC
filed 1997-11-14
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

         For the transition period from ____________ to ____________

                  Commission File Number 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its Charter)

      Delaware                                                   95-3926056
----------------------------                                --------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD    21117
--------------------------------------------------    -----
(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number: (410) 581-5755

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,300,392 shares as of October 15, 1997.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                       FORM 10-QSB - September 30, 1997


                                      INDEX



Part I.   Financial Information                          Page
-------------------------------                          ----

Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1997 and
            September 30, 1997 (Unaudited)                2-3

          Consolidated Statements of Earnings for
            the Three and Six Months ended
            September 30, 1996 and 1997 (Unaudited)         4

          Consolidated Statements of Cash Flows for
            the Six Months ended September 30, 1996
            and 1997 (Unaudited)                            5

          Notes to Consolidated Financial Statements
            (Unaudited)                                   6-7

Item   2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    7-11

Part II.  Other Information
---------------------------



Item   1. Legal proceedings                                 12

Item   2. Changes in Securities and Use of Proceeds         12

Item   3. Defaults Upon Senior Securities                   13

Item   4. Submission of Matters to a Vote of Security
          Holders                                           13

Item   5. Other Information-Retirement of
          Stock Information                                 13

Item   6. Exhibits and Reports on Form 8-K                  14

          Signatures                                        15

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                            March 31,    September 30,
                                                              1997           1997
                                                           -----------    -----------
                                                                          (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents, including restricted cash ...   $ 1,077,578    $ 1,538,129
Accounts Receivable, net of allowance
  for doubtful accounts of $762,757 and $752,645 at
    March 31, 1997 and September 30, 1997, respectively:
    Continuing License Fees and
      Advertising Fees .................................       291,181        344,086
    Current Portion of Notes Receivable ................       415,072        375,253
    Current Portion of Direct Financing
      Leases ...........................................        47,228         42,224
    Insurance Premiums Receivable ......................        25,784         73,248
    Other ..............................................        25,136         11,282
Prepaid Expenses .......................................       117,566        224,524
                                                           -----------    -----------

    TOTAL CURRENT ASSETS ...............................     1,999,545      2,608,746
                                                           -----------    -----------


PROPERTY AND EQUIPMENT:
  Vehicles .............................................        53,025         31,340
  Furniture, Equipment and Leasehold
    Improvements .......................................       738,130        498,766
  Less:  Accumulated Depreciation and
         Amortization ..................................      (448,472)      (221,091)
                                                           -----------    -----------

NET PROPERTY AND EQUIPMENT .............................       342,683        309,015
                                                           -----------    -----------

OTHER ASSETS:
  Trademarks and other  Intangible  Assets,  net of
    accumulated  amortization of $88,729 and $96,006
    at March 31, 1997 and September 30, 1997,
    respectively .......................................       219,086        212,251
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $16,278 and $0
    at March 31, 1997 and September 30, 1997,
    respectively .......................................        32,629         22,146
                                                           -----------    -----------

                                                               251,715        234,397
                                                           -----------    -----------


    TOTAL ASSETS .......................................   $ 2,593,943    $ 3,152,158
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           March 31,    September 30,
                                                             1997           1997
                                                          -----------    -----------
                                                                         (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ...............   $   720,338    $   762,945
  Dividends Payable ...................................        28,782         27,733
  Insurance Premiums, Deposits, and Provision for
    Loss ..............................................        50,828        359,907
  Current Maturities of Capital Lease Obligations .....         8,578           --
                                                          -----------    -----------

    TOTAL CURRENT LIABILITIES .........................       808,526      1,150,585
                                                          -----------    -----------


CAPITAL LEASE OBLIGATIONS, Less Current Maturities ....        30,089           --
                                                          -----------    -----------

    TOTAL LIABILITIES .................................       838,615      1,150,585
                                                          -----------    -----------



COMMITMENTS AND CONTINGENCIES                                    --             --

SHAREHOLDERS' EQUITY:

  Convertible  Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,439,125 shares at March
    31, 1997 and 1,386,625 shares at September 30, 1997
    (aggregate liquidation preference $1,151,300
    at March 31, 1997 and $1,109,300 at
    September 30, 1997) ...............................        14,391         13,866
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,234,767 shares at March 31, 1997 and
    4,300,392 shares at September 30, 1997 ............        42,347         43,004
  Additional Paid-In Capital ..........................     3,021,490      3,038,572
  Accumulated Deficit .................................    (1,322,900)    (1,093,869)
                                                          -----------    -----------

    TOTAL SHAREHOLDERS' EQUITY ........................     1,755,328      2,001,573
                                                          -----------    -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY ..........................................   $ 2,593,943    $ 3,152,158
                                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                              Three Months           Six Months
                                           Ended September 30,    Ended September 30,
                                             1996      1997         1996        1997
                                         ----------------------  ----------------------
REVENUES:
  Initial License Fees...................$  234,500  $  125,750  $  462,500  $  396,250
  Advertising Fees.......................   185,649     214,914     356,367     391,759
  Continuing License Fees................   576,271     753,276   1,091,667   1,302,001
  Insurance premiums.....................    50,540     148,436      93,441     236,003
  Direct Financing Leases to Franchisees.     3,133       1,700       5,498       2,075
  Other..................................    29,091      38,382      50,626      81,701
                                         ----------- ----------  ----------- ----------
                                          1,079,184   1,282,458   2,060,099   2,409,789
                                         ----------  ----------  ----------- ----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits....................   191,726     195,678     379,515     390,893
  Sales and Marketing Expenses...........   156,688      92,064     328,332     278,029
  Advertising and Promotion..............   264,255     314,813     491,134     571,223
  Underwriting Expenses..................     5,775     121,535      16,643     182,634
  General and Administrative Expenses....   196,836     256,004     389,095     487,059
  Depreciation & Amortization............    27,214      30,252      55,555      60,796
                                         ----------- ----------- ----------- ----------
                                            842,494   1,010,346   1,660,274   1,970,634
                                         ----------- ----------- ----------- ----------

      OPERATING INCOME...................   236,690     272,112     399,825     439,155

INTEREST INCOME, NET.....................    15,483      14,476      30,754      32,567
                                         ----------- ----------- ----------- ----------

      INCOME BEFORE INCOME TAX EXPENSE...   252,173     286,588     430,579     471,722
                                         ----------- ----------- ----------- ----------

INCOME TAX EXPENSE.......................    23,400      94,603      45,300     147,103
                                         ----------- ----------- ----------- ----------

      NET INCOME.........................$  228,773  $  191,985  $  385,279  $  324,619

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK........................    29,975      27,733      60,890      56,378
                                         ----------- -----------  ---------- ----------

NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES...........$  198,798  $  164,252  $  324,389  $  268,241
                                         ----------- ----------- ----------- ----------

EARNINGS PER COMMON SHARE................$      .04  $      .04  $      .07  $      .06
                                         =========== =========== =========== ==========


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING... 4,441,142   4,525,918   4,441,142   4,525,918
                                         =========== =========== =========== ==========

 The accompanying notes are an integral part of these Consolidated Statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                        1996           1997
                                                     -----------    -----------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net income .....................................   $   385,279    $   324,619
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization ..............        55,555         60,796
      Gain on disposal of property and equipment .        (1,578)        (4,011)
      Provision for doubtful accounts ............       155,268        (23,390)
      Changes in assets and liabilities:
        Accounts and notes receivable ............      (292,784)        (7,820)
        Prepaid expenses .........................       (11,243)      (106,958)
        Accounts payable and accrued
          expenses ...............................        27,915         41,558
        Insurance premiums, deposits, and
          loss reserves ..........................        21,149        309,079
                                                     -----------    -----------

      Net cash provided by operating activities ..       339,561        593,873
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment ...        28,250         29,160
  Acquisition of property and equipment ..........      (101,569)       (42,032)
  Additions to trademarks and other ..............       (15,958)          (442)
                                                     -----------    -----------

      Net cash used in investing activities ......       (89,277)       (13,314)
                                                     -----------    -----------

Cash flow from financing activities:
  Repayments of long-term debt ...................        (6,957)       (38,667)
  Issuance of common stock .......................          --           25,000
  Retirement of common stock .....................       (16,996)        (7,787)
  Retirement of preferred stock ..................       (85,300)          --
  Preferred dividends paid .......................       (95,101)       (98,554)
                                                     -----------    -----------

      Net cash used in financing activities ......      (204,354)      (120,008)
                                                     -----------    -----------

      Net increase in cash and cash
         equivalents .............................        45,930        460,551

Cash and cash equivalents at beginning of period .       579,871      1,077,578
                                                     -----------    -----------

Cash and cash equivalents at end of period .......   $   625,801    $ 1,538,129
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid ..................................   $     3,317    $    11,262
  Taxes paid .....................................   $    44,729    $    70,991

 The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997




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

         The consolidated balance sheet as of September 30, 1997, the consolidated statements of earnings for the three and six-month periods ended September 30, 1996 and 1997 and the consolidated statements of cash flows for the six-month periods ended September 30, 1996 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.


2.       PREFERRED STOCK

         As of March 31, 1997, preferred dividend arrearages were $274,180. The Company paid $41,127 of these arrearages during the quarter ended June 30, 1997. A quarterly preferred dividend of $28,645 was declared for the first quarter ended June 30, 1997 and it was paid on August 11, 1997. For the quarter ended September 30, 1997, the Company declared preferred dividends totaling $27,733 which are expected to be paid during the third quarter of the Company's fiscal year.

3.EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the three and six-month periods ended September 30, 1996 and 1997, respectively, is presented on a fully diluted basis and is based upon the weighted average number of common shares outstanding for those periods. Any dilutive effect of stock options and warrants was considered in computation of earnings per common share. In the computation for the three and six-month periods ended September 30, 1996, cumulative preferred dividends in the amounts of $29,975 and $60,890 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders. For the three and six-month periods ended September 30, 1997, cumulative preferred dividends in the amounts of $27,733 and $56,348 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders.


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

Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue from franchising operations, which includes initial license fees, continuing license fees, advertising fees and direct financing leases increased by $96,087 (10%). This increase occurred primarily due to an increase in continuing license fees and advertising fees, partially offset by a reduction in the initial license fees. Initial license fees decreased by $108,750 (46%) due to the sale of fewer new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount, varies, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends. Continuing license fees increased by $177,005 (31%), and advertising fees increased by $29,265 (16%) due to the fleet growth at existing franchises and the Company's dedication of more resources to its collection efforts. Revenues from insurance premiums were $148,436 due to the new reinsurance program that started in March 1997, partially offset by a $30,617 (100%) reduction in the physical damage insurance program ("CLC") and by a $19,911 (100%) reduction in the national insurance program ("URM") due to their termination and replacement by CAR Insurance. Other revenue increased by $9,291 (32%) due primarily to increased internal marketing activity.

         Total operating expenses increased by $167,852 (20%) in this period compared to the same period in the prior year. Salary expense increased by $3,952 (2%) primarily as a result of additional hires in response to the growth of the Company. General and administrative expenses increased by $59,168 (30%), which resulted primarily from additional expenses such as management fees, audit fees and letter of credit (LOC)fees related to the new reinsurance company. Sales and marketing expenses decreased by $64,624 (41%). This decrease resulted primarily from a reduction in bad debt expense due to the Company's collection efforts as well as from lower commission expense due to lower franchise sales. Underwriting expenses increased by $115,760 (2,004%), which resulted primarily from additional expenses such as paid losses and loss reserves related to the new reinsurance company.

         Net interest income decreased $1,007 (6%). This decrease was primarily due to interest paid to AICCO on the funds which CAR Insurance Company borrowed from AICCO to meet the capital requirements of the Bermuda Government in conjunction with the reinsurance program.

         Depreciation and amortization expense increased by $3,038 (11%) in this period compared to the same period in the prior year. This increase was primarily due to additional investment to update computer software and hardware.

         The Company realized operating income of $272,112, before taxes and interest, for the three-month period ended September 30, 1997 compared to operating income of $236,690 for the same period in the prior year, reflecting an increase of $35,422 (15%). This increase resulted primarily from the increase in continuing license fees due to the fleet growth at existing franchises and the Company's collection efforts.

         Income tax expense for the three-month period ended September 30, 1997 increased by $71,203 (304%) compared to the three-month period ended September 30, 1996 due to higher pre-tax earnings and the depletion of the Company's federal income tax net operating loss carryforward.

         Inflation has had no material impact on the operations and financial condition of the Company for the periods presented.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

         Net revenues increased by $349,690 (17%) for the six-month period ended September 30, 1997 as compared to the same period in the prior year. This increase occurred due to a $210,334 (19%) increase in continuing license fees, $35,392 (10%)increase in advertising fees and a $142,562 (153%) increase in premiums in connection with the new reinsurance program.

         Total operating expenses increased by $310,360 (19%) in this period due primarily to an increase in general and administrative expenses of $97,964 (25%) and an increase in underwriting expenses of $165,991 (997%), partially offset by a reduction in sales and marketing expenses of $50,303 (15%). These increases resulted primarily from the new reinsurance program.

         The Company realized operating income of $439,155, before taxes and interest, for the six months compared to operating income of $399,825 for 1996, reflecting an increase of $39,330. This increase resulted primarily from the increase in continuing license fees.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of $1,458,161 compared to $1,191,019 at March 31, 1997. This increase of $267,142 primarily resulted from the net profit earned during the six-month period ended September 30, 1997.

         In June 1997 the Company finalized an $800,000 letter of credit with The Chase Manhattan Bank ("Chase") in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. Funds drawn against the letter of credit bear interest at Chase's prime commercial lending rate plus 3% (which prime rate was 8.5% on October 20, 1997). For the quarter ended September 30, 1997, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

         The Company is committed under capital lease agreements for various equipment, and it rents its office facilities under the terms of an operating lease. The capital lease obligations were $38,667 and $0 at March 31,1997 and September 30, 1997, respectively. The Company has utilized its working capital to pay for these obligations. During the quarter ended September 30, 1997, the Company fully paid its obligations under these capital leases.

         Furniture, equipment and leasehold improvements decreased by $239,364 (32%). This decrease occurred primarily due to writing off the assets that were not in use and were fully depreciated. Vehicles decreased by $21,685 (41%) due to sale of a vehicle which was partially offset by the purchase of a truck for the one way program.

         Cash provided by operations was $593,873, resulting from an increase in net income, an increase in reinsurance premiums, deposits, and loss reserves and an increase in accounts payable and accrued expenses offset by an increase in accounts and notes receivable and an increase in prepaid expenses. Prepaid expenses increased primarily due to expenses related to the new reinsurance company such as LOC fees and legal and secretarial fees.

Insurance premiums, deposits, and loss reserves increased due to the new insurance program. Accounts and notes receivable increased primarily from the addition of new franchises which financed a portion of their initial fees owed to the Company by notes issued by the Company. Accounts payable and accrued expenses increased primarily due to increased collections for the Company's national advertising funds which are to be used for the benefit of franchisees. This increase resulted from fleet growth at the existing franchises and the Company's collection efforts. Cash used in investing activities of $13,314 related primarily to the acquisition of computer software and hardware and maintaining trademarks. Cash used in financing activities was $120,008, which was applied to payments of preferred dividends and long-term debt offset by issuance of common stock in connection with the acquisition of assets.

         The Company believes cash provided by operations and its letter of credit will provide sufficient working capital to support its business plan through fiscal 1998.


IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company.


         The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience in the Company's new reinsurance program, the effects of government regulation of the Company's franchise and reinsurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997. All forward-looking statements should be considered in light of these risks and uncertainties.

         Selected Financial Data
         -----------------------

Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the three and six-month periods ended September 30, 1996 and 1997 and with respect to the balance sheets thereof at September 30 in each of those years. Except as otherwise noted, the selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                       Three Months        Six Months
                                       Ended September 30, Ended September 30,
                                       1996      1997      1996      1997
                                       -----------------------------------------
                                       (in thousands except per share and number
                                        of franchises)
                                                      (Unaudited)

Franchisees' Results (Unaudited)
--------------------------------

Franchisees' Revenue (1)               $ 9,605   $12,555   $18,194   $21,700
Number of Franchises                       461       469       461       469

Results of Operations
---------------------

Total Revenue                          $ 1,079   $ 1,282   $ 2,060   $ 2,410
Costs and expenses and Other               842     1,010     1,660     1,971
Income before income
taxes                                      252       287       431       472
Net income                                 229       192       385       325
Earnings per share (2)                 $   .04   $   .04   $   .07   $   .06
Weighted average number of
  shares outstanding                     4,441     4,526     4,441     4,526


                                                         Six Months
                                                         Ended September 30,
                                                         1996             1997
                                                         -----------------------
                                                               (Unaudited)
Balance Sheet Data
------------------

Working capital                                          $1,024           $1,458
Total assets                                             $2,394           $3,152
Long-term obligations                                    $   35           $ --
Shareholders' equity                                     $1,562           $2,002


(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

(2) Earnings per common share are after deducting a provision for preferred dividends of $29,975 and $60,890, for the three and six-month periods ended September 30, 1996. For the three and six-month periods ended September 30, 1997, earnings per common share are after deducting a provision for preferred dividends of $27,733 and $56,378.

Part II.  Other Information

ITEM 1.           LEGAL PROCEEDINGS
-------           -----------------

         Information is incorporated by reference from the Company's Report Form 10-KSB for the year ended March 31, 1997 under the caption "Item 3 Legal Proceedings".

         On June 2, 1997, the Circuit Court of Baltimore County, Maryland dismissed a lawsuit by a former employee of Bundy who had alleged wrongful discharge. The plaintiff's motion for reconsideration of that dismissal was denied on June 26, 1997. The plaintiff appealed the dismissal to the Court of Special Appeals on July 1, 1997. The lawsuit in the U.S. District Court for the District of Maryland by the same plaintiff based on the same circumstances was withdrawn by the plaintiff on September 2, 1997.

         On October 1, 1997 suit was initiated in the District Court of Oklahoma County, State of Oklahoma against the Company and a Rent-A-Wreck franchisee by an automobile dealer in connection with the plaintiff's sale of cars to the franchisee for which plaintiff has allegedly not yet been paid. Plaintiff alleges that the Company fraudulently induced it to deal with the franchisee and seeks $241,000 in damages plus interest. The Company believes the claim against it is without merit and intends to defend it vigorously.

         Regarding the lawsuit that was initiated in August 1994 by Mongo, Inc. and John and Roberta Batcher and ultimately dismissed in April 1997, the Company is aware that Mongo, Inc. and John Batcher have filed another summons on August 21, 1997 in the Supreme Court, State of New York, County of Suffolk regarding a lawsuit against the Company, Bundy, K.A.B. Inc., officers of the Company and other defendants. The summons mentions relief sought of $7,000,000 plus interest. The summons is not accompanied by a complaint, and the Company is investigating the basis for this summons given that the plaintiffs' previous claims against the Company were dismissed.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
-------           -----------------------------------------

         The Company issued 6,875 shares of its common stock on June 4, 1997 pursuant to section 3(a)(9) of the Securities Act of 1933, as amended. The shares were issued to a holder of the Company's preferred shares who converted his preferred shares into common shares on a one-for-one basis. The Company issued 31,875 and 13,750 shares of its common stock on July 16, 1997 and July 25, 1997 respectively, pursuant to section 3(a)(9) of the Securities Act of 1933, as amended. The shares were issued to a holder of the Company's preferred shares who converted her preferred shares into common shares on a one-for-one basis.

         On August 11, 1997 the Company issued 10,000 shares of its common stock as part of a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933 as amended. These shares were issued to Insurance Rentals, Inc. to satisfy the earn-out provision of the asset purchase agreement as of December 3, 1996 between the Company, Baltimore Car and Truck Rental, Inc., Insurance Rentals, Inc., and Mark Eisenberg. See "Part II - Item 2" of the Company's Quarterly Report on Form 10QSB for the period ended December 31, 1996.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
-------           -------------------------------

         The information disclosed in footnote 2 to the financial statements provided in Part I Item 1 of this Report on Form 10-QSB is incorporated herein by this reference.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

         (a) The 1997 Annual Meeting of Stockholders of the Company was held on September 15, 1997.

         (b) The following persons were elected as directors of the Company at the Annual Meeting for a one-year term:

                                                            Withheld   Broker
                                                    For     Authority  Non-Votes
Class I directors
(elected by holders
of common stock):        Kenneth L. Blum, Sr.    2,812,871    9,900       --
                         David Schwartz          2,813,871    8,900       --

Class II directors
(elected by holders
of preferred stock):     Alan L. Aufzien         1,311,000     --         --
                         William L. Richter      1,311,000     --         --


ITEM 5.           OTHER INFORMATION-RETIREMENT OF STOCK INFORMATION
-------           -------------------------------------------------

         During the quarter ended June 30, 1997, 6,875 shares of preferred stock were converted to common shares, reducing total outstanding preferred shares from 1,439,125 to 1,432,250. The Company bought back and retired the 6,875 common shares on September 2, 1997. During the quarter ended September 30, 1997, 45,625 shares of preferred stock were converted to common shares, reducing total outstanding preferred shares to 1,386,625.

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

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mitra Khosravi                            November 14, 1997
----------------------------              ---------------------------
Mitra Khosravi
Chief Accounting Officer









/s/Kenneth L. Blum, Sr.                      November 14, 1997
----------------------------              ---------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997




EXHIBIT NO.           DESCRIPTION
-----------           -----------


    27                Financial Data Schedule                    Filed herewith.
                                       16