Form 10QSB
period 1997-12-31
RENT A WRECK OF AMERICA INC
filed 1998-02-13
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819
                          RENT-A-WRECK OF AMERICA, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its Charter)

      Delaware                                                 95-3926056
-----------------------                                    --------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD    21117
--------------------------------------------------    -----
(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number: (410) 581-5755

---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,268,692 shares as of February 4, 1998.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                       FORM 10-QSB - December 31, 1997


                                      INDEX


Part I.   Financial Information                                      Page
-------------------------------                                      ----

Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1997 and
            December 31, 1997 (Unaudited)                            2-3

          Consolidated Statements of Earnings for
            the Three and Nine Months ended
            December 31, 1996 and 1997 (Unaudited)                     4

          Consolidated Statements of Cash Flows for
            the Nine Months ended December 31, 1996
            and 1997 (Unaudited)                                       5

          Notes to Consolidated Financial Statements
            (Unaudited)                                              6-7

Item   2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                               7-15


Part II.  Other Information
---------------------------


Item   1. Legal proceedings                                            16

Item   3. Defaults Upon Senior Securities                              16

Item   5. Other Information-Retirement of
          Stock Information                                            16

Item   6. Exhibits and Reports on Form 8-K                             17
          Signatures                                                   18

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                        March 31,         December 31,
                                                                           1997               1997
                                                                       -----------        -----------
                                                                                          (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents ...........................................  $   531,035        $ 1,105,554
Restricted cash .....................................................  $   546,543        $   499,878
Accounts Receivable, net of allowance
  for doubtful accounts of $762,757 and $670,460 at
    March 31, 1997 and December 31, 1997, respectively:
    Continuing License Fees and
      Advertising Fees ..............................................      291,181            302,269
    Current Portion of Notes Receivable .............................      415,072            393,179
    Current Portion of Direct Financing
      Leases ........................................................       47,228             39,307
    Insurance Premiums Receivable ...................................       25,784             17,861
    Other ...........................................................       25,136             11,086
Prepaid Expenses ....................................................      117,566            180,163
                                                                       -----------        -----------

    TOTAL CURRENT ASSETS ............................................    1,999,545          2,549,297
                                                                       -----------        -----------


PROPERTY AND EQUIPMENT:
  Vehicles ..........................................................       53,025             19,590
  Furniture, Equipment and Leasehold
    Improvements ....................................................      738,130            514,716
  Less:  Accumulated Depreciation and
         Amortization ...............................................     (448,472)          (240,639)
                                                                       -----------        -----------

NET PROPERTY AND EQUIPMENT ..........................................      342,683            293,667
                                                                       -----------        -----------
OTHER ASSETS:
  Trademarks and other  Intangible  Assets,  net of
    accumulated  amortization of $88,729 and $100,971
    at March 31, 1997 and December 31, 1997,
    respectively ....................................................      219,086            207,696
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $16,278 and $0
    at March 31, 1997 and December 31, 1997,
    respectively ....................................................       32,629             14,662
                                                                       -----------        -----------

                                                                           251,715            222,358
                                                                       -----------        -----------

    TOTAL ASSETS ....................................................  $ 2,593,943        $ 3,065,322
                                                                       ===========        ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          March 31,         December 31,
                                                                             1997               1997
                                                                         -----------        -----------
                                                                                            (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ..........................       $   720,338        $   705,314
  Dividends Payable ..............................................            28,782             27,733
  Insurance Premiums, Deposits, and Provision for
    Loss .........................................................            50,828            258,510
  Current Maturities of Capital Lease Obligations ................             8,578               --
                                                                         -----------        -----------

    TOTAL CURRENT LIABILITIES ....................................           808,526            991,557
                                                                         -----------        -----------


CAPITAL LEASE OBLIGATIONS, Less Current Maturities ...............            30,089               --
                                                                         -----------        -----------

    TOTAL LIABILITIES ............................................           838,615            991,557
                                                                         -----------        -----------



COMMITMENTS AND CONTINGENCIES ....................................              --                 --

SHAREHOLDERS' EQUITY:

  Convertible  Cumulative Series A Preferred Stock,
    $.01 par value;  authorized 10,000,000 shares;
    issued and outstanding 1,439,125 shares at March
    31, 1997 and 1,386,625 shares at December 31, 1997
    (aggregate liquidation preference $1,151,300
    at March 31, 1997 and $1,109,300 at
    December 31, 1997) ...........................................            14,391             13,866
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,234,767 shares at March 31, 1997 and
    4,268,692 shares at December 31, 1997 ........................            42,347             42,687
  Additional Paid-In Capital .....................................         3,021,490          3,006,684
  Accumulated Deficit ............................................        (1,322,900)          (989,472)
                                                                         -----------        -----------

    TOTAL SHAREHOLDERS' EQUITY ...................................         1,755,328          2,073,765
                                                                         -----------        -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .....................................................       $ 2,593,943        $ 3,065,322
                                                                         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           Three Months                Nine Months
                                                        Ended December 31,          Ended December 31,
                                                        1996          1997          1996          1997
                                                    ------------------------    ------------------------
REVENUES:
  Initial License Fees..........................    $  157,500    $  237,250    $  620,000    $  633,500
  Advertising Fees .............................       138,800       173,274       495,167       565,033
  Continuing License Fees ......................       436,424       525,425     1,528,091     1,827,426
  Insurance Premiums ...........................        39,723       159,121       133,164       395,124
  Direct Financing Leases to Franchisees .......           225           225         5,723         2,300
  Other ........................................        24,441        36,928        75,067       118,629
                                                    ----------    ----------    ----------    ----------
                                                       797,113     1,132,223     2,857,212     3,542,012
                                                    ----------    ----------    ----------    ----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits ..........................       177,088       192,915       556,603       583,808
  Sales and Marketing Expenses .................        56,070       101,976       384,402       380,005
  Advertising and Promotion ....................       189,035       274,178       680,169       845,401
  Underwriting Expenses ........................         1,398       158,486        18,041       341,120
  General and Administrative Expenses ..........       209,174       226,197       598,269       713,256
  Depreciation & Amortization ..................        27,911        29,295        83,466        90,091
                                                    ----------    ----------    ----------    ----------
                                                       660,676       983,047     2,320,950     2,953,681
                                                    ----------    ----------    ----------    ----------

      OPERATING INCOME .........................       136,437       149,176       536,262       588,331

INTEREST INCOME, NET ...........................        18,048        13,418        48,802        45,985
                                                    ----------    ----------    ----------    ----------

      INCOME BEFORE INCOME TAX EXPENSE .........       154,485       162,594       585,064       634,316
                                                    ----------    ----------    ----------    ----------

INCOME TAX EXPENSE .............................        59,631        47,266       104,931       194,369
                                                    ----------    ----------    ----------    ----------

      NET INCOME................................    $   94,854    $  115,328    $  480,133    $  439,947

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ..............................        29,975        27,733        90,865        84,111
                                                    ----------    ----------    ----------    ----------

NET INCOME AFTER DIVIDENDS ON
  CONVERTIBLE CUMULATIVE PREFERRED STOCK .......    $   64,879    $   87,595    $  389,268    $  355,836
                                                    ----------    ----------    ----------    ----------

EARNINGS PER COMMON SHARE

  Basic.........................................    $      .02    $      .02    $      .10    $      .08
                                                    ==========    ==========    ==========    ==========

  Diluted.......................................           .02    $      .02    $      .08    $      .07
                                                    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended  December 31,
                                                                        -------------------------------

                                                                            1996                1997
                                                                        -----------         -----------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net income ...................................................        $   480,133         $   439,947
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization ............................             83,466              90,091
      Gain on disposal of property and equipment ...............             (1,578)             (4,152)
      Provision for doubtful accounts ..........................            115,696            (108,575)
      Changes in assets and liabilities:
        Accounts and notes receivable ..........................           (191,974)            167,240
        Prepaid expenses .......................................            (24,659)            (62,597)
        Accounts payable and accrued
          expenses .............................................             44,924             (16,074)
        Insurance premiums, deposits, and
          loss reserves ........................................             43,247             207,682
                                                                        -----------         -----------

      Net cash provided by operating activities ................            549,255             713,562
                                                                        -----------         -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment .................             28,250              29,160
  Acquisition of property and equipment ........................           (119,436)            (55,873)
  Additions to trademarks and other ............................            (70,646)               (852)
                                                                        -----------         -----------

      Net cash used in investing activities ....................           (161,832)            (27,565)
                                                                        -----------         -----------

Cash flow from financing activities:
  Repayments of long-term debt .................................            (11,022)            (38,667)
  Issuance of common stock .....................................             25,000              25,000
  Retirement of common stock ...................................            (66,748)            (18,189)
  Retirement of preferred stock ................................            (85,300)               --
  Preferred dividends paid .....................................           (123,723)           (126,287)
                                                                        -----------         -----------

      Net cash used in financing activities ....................           (261,793)           (158,143)
                                                                        -----------         -----------

      Net increase in cash and cash
         equivalents ...........................................            125,630             527,854

Cash and cash equivalents at beginning of period ...............            579,871           1,077,578
                                                                        -----------         -----------

Cash and cash equivalents at end of period .....................        $   705,501         $ 1,605,432
                                                                        ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid ................................................        $     5,440         $    16,106
  Taxes paid ...................................................        $    55,737         $    87,044

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



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

         The consolidated balance sheet as of December 31, 1997, the consolidated statements of earnings for the three and nine-month periods ended December 30, 1996 and 1997 and the consolidated statements of cash flows for the nine-month periods ended December 31, 1996 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the financial statements for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for any future period or the full year.


2.       PREFERRED STOCK

         As of March 31, 1997, preferred dividend arrearages were $274,180. The Company paid $41,127 of these arrearages during the quarter ended June 30, 1997. A quarterly preferred dividend of $28,645 was declared for the first quarter ended June 30, 1997 and it was paid on August 11, 1997. For the quarter ended September 30, 1997, the Company declared preferred dividends totaling $27,733 which were paid on November 10, 1997. For the quarter ended December 31, 1997, the Company declared dividends totaling $27,733 which are expected to be paid during the fourth quarter of the Company's fiscal year. As of December 31, 1997, preferred dividend arrearages were $224,909.

3.       EARNINGS PER COMMON SHARE

         The computation of earnings per common share for the three and nine-month periods ended December 31, 1996 and 1997, respectively, is presented on a basic and diluted basis in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share. In computing basic earnings per share for the three and nine-month periods ended December 31, 1996, cumulative preferred dividends in the amounts of $29,975 and $90,865 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders. For the three and nine-month periods ended December 31, 1997, cumulative preferred dividends in the amounts of $27,733 and $84,111 for each period were subtracted from net income to arrive at the earnings applicable to common shareholders. In computing diluted earnings per share, the dilutive effect of stock options, warrants, and the conversion of cumulative preferred stock was considered in determining the weighted average number of common and common equivalent shares.

         A reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share for the three and nine-month periods ended December 31, 1997 is as follows:


Basic EPS Computation           Quarter            Year-to-date
                               ----------          ------------
Numerator:
 Net income applicable to
  common shares                $   87,595           $  355,836

Denominator:
 Weighted average common
  shares                        4,297,418            4,278,354
                               ----------           ----------

Basic EPS                      $      .02           $      .08
                               ==========           ==========

Diluted EPS Computation

Numerator:
 Net income applicable to
  common shares                $   87,595            $  355,836
 Dividends on convertible
  preferred stock                  27,733                84,111
                               ----------            ----------
                                  115,328               439,947
                               ----------            ----------

Denominator
 Weighted average common
  shares                        4,297,418             4,278,354
 Convertible preferred
  stock                         1,386,625             1,386,625
 Weighted average options
  and warrants                     54,675               270,018
                               ----------            ----------
                                5,738,718             5,934,997
                               ----------            ----------

Diluted EPS                    $      .02            $      .07
                               ==========            ==========


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


Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

         Revenue from franchising operations, which includes initial license fees, continuing license fees, advertising fees and direct financing leases increased by $203,225 (28%). This increase occurred primarily due to an increase in initial license fees, continuing license fees and advertising fees. Initial license fees increased by $79,750 (51%) due to the addition of new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount, varies, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends. Continuing license fees increased by $89,001 (20%), and advertising fees increased by $34,474 (25%) due to the fleet growth at existing franchises and the Company's dedication of more resources to its collection efforts. Revenues from insurance premiums were $159,121 due to the new reinsurance program that started in March 1997, partially offset by a $19,801 (100%) reduction in premiums from the physical damage insurance program ("CLC") and by a $19,921 (100%) reduction in premiums from the national insurance program ("URM") due to their termination and replacement by the reinsurance program operated through CAR Insurance. Insurance premium revenue is recognized ratably over the life of the policies. Reserves are established for unearned premiums received. Other revenue increased by $12,487 (51%) due primarily to increased sales of promotional materials to the Company's franchisees. Such purchases can not be predicted in advance by the Company.

         Total operating expenses increased by $322,371 (49%) in this period compared to the same period in the prior year. Salary expense increased by $15,827 (9%) primarily as a result of additional hires in response to the growth of the Company. General and administrative expenses increased by $17,023 (8%), which resulted primarily from additional expenses such as management fees, audit fees and letter of credit(LOC)fees related to the reinsurance company established in March 1997. General and administrative expenses include a $5,500 additional reserve for legal expenses during the three-month period ended December 31, 1997 compared to the same period in the prior year due to a $22,466 award of legal fees and out of pocket expenses to a former franchisee in complete resolution of litigation, which award the Company began to accrue in the third quarter. The remaining $16,966 will be reserved during the fourth quarter of the Company's fiscal year. Sales and marketing expenses increased by $45,906 (82%). This increase resulted primarily from additional commission expenses due to the larger amount of franchise sales made in this period compared to the same period in the prior year. Sales and marketing expenses also increased due to an increase in bad debt expense in this period compared to the same period in the prior year which resulted from the collection on a note receivable in the prior year which had been 100% reserved. Underwriting expenses increased by $157,088 (11,237%), which resulted primarily from additional expenses such as paid losses and loss reserves related to the new reinsurance company.

         Net interest income decreased $4,630 (34%). This decrease was primarily due to interest paid to AICCO on the funds which CAR Insurance Company borrowed from AICCO to meet the capital requirements of the Bermuda Government in conjunction with the reinsurance program.

         Depreciation and amortization expense increased by $1,384 (5%) in this period compared to the same period in the prior year. This increase was primarily due to additional investment to update computer software and hardware. Vehicles, office furniture, equipment and leasehold improvements are carried at cost. Depreciation has been provided by the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the estimated life of the improvements or the term of the lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed.

         The Company realized operating income of $149,176, before taxes and interest, for the three-month period ended December 31, 1997 compared to operating income of $136,437 for the same period in the prior year, reflecting an increase of $12,739 (9%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's collection efforts. However, operating margins decreased from 17% for the three-month period ended December 31, 1996 to 13% for the same period in the current year. This decrease was primarily due to low operating margin for the Company's new reinsurance program.

         Income tax expense decreased $12,365 (21%) in this period compared to the same period in the prior year due to a reduction in the Company's deferred tax asset valuation allowance. In light of the Company's recent earnings, the valuation allowance is being reduced and re-assessed quarterly.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

         Net revenues increased by $684,800 (24%) for the nine-month period ended December 31, 1997 as compared to the same period in the prior year. This increase occurred due to a $299,335 (20%) increase in continuing license fees, $69,866 (14%)increase in advertising fees, $13,500 (2%) increase in initial license fees and a $261,960 (197%) increase in premiums in connection with the new reinsurance program. These increases occurred for the same reasons indicated above. The direct financing leases to franchisees decreased by 60% in the current nine-month period compared to the same period in the prior year. This decrease was due to fewer franchisees electing to participate in the Company's direct financing leasing program primarily because of increased attractiveness of competitive programs.

         Total operating expenses increased by $632,731 (27%) in this period due primarily to an increase in general and administrative expenses of $114,987 (19%) and an increase in underwriting expenses of $323,079 (1,791%). These increases resulted primarily from the new reinsurance program. Salary expense increased by $27,205 (5%) primarily as a result of additional hires in response to the growth of the Company.

         The Company realized operating income of $588,331, before taxes and interest, for the nine months compared to operating income of $536,262 for

1996, reflecting an increase of $52,069. This increase resulted primarily from the increase in continuing license fees and initial license fees.

         Income tax expense for the nine-month period ended December 31, 1997 increased by $89,438 (85%) compared to the nine-month period ended December 31, 1996 due to higher pre-tax earnings and the depletion of the Company's federal income tax net operating loss carryforward partially offset by a reduction in the deferred tax asset valuation allowance as described above.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital of $1,557,740 compared to $1,191,019 at March 31, 1997, an increase of $366,721. This increase primarily resulted from the net profit earned during the period and a reduction in allowance for doubtful accounts based on the Company's historical reserves experience, offset by reserves for the reinsurance program. Of the net increase, $108,575 is due to a reduction in the required allowance for doubtful accounts as a result of improved collection efforts. At December 31, 1997, the Company's allowance for doubtful accounts was $670,460 compared to $779,035 at March 31,1997. The Company did not write off any doubtful accounts during the three month period ended December 31, 1997. The Company generally requires officers and directors of franchisees to give personal guarantees of the franchisee's obligations under the franchise agreement. In January 1997, the Company's management improved its collection efforts from franchisees and guarantors by dedicating part of the time of one employee to coordinate collections from franchisees. During the three month period ended December 31, 1997, this new effort resulted in more accounts being kept current and yielded a collection of $15,898 of receivables from franchisees and $52,999 on a note receivable arising out of an asset sale at a franchise location. The Company had reserved against these receivables in a prior period, and, accordingly, this collection improved cash flow in the current period by the amount of the collection. The Company is planning to hire a part-time employee in the fourth quarter of the current fiscal year to dedicate more resources to collection efforts. The Company's collection effort is designed to increase liquidity through improved cash flow; however, there can be no assurance that the Company will be successful in these efforts.

         Cash and cash equivalents increased by $574,519 (108%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's collection efforts. Restricted cash decreased by $46,665 (9%) due to higher national advertising expenses. Restricted cash includes a deposit of $250,000 being held in the Bank of Butterfield (Bermuda) for securing the letter of credit with The Chase Manhattan Bank ("Chase") and funds being held on behalf of the Company's franchisees in the national advertising fund to be spent on different advertising programs.

         In March 1997 the Company deposited $250,000 under its CAR Insurance subsidiary in the Bank of Butterfield. This deposit is restricted by a $250,000 letter of credit with the Bank of Butterfield in connection with the Company's CAR Insurance subsidiary. This letter of credit is part of the agreement between the Company and Chase as security for the letter of credit issued to American International Group ("AIG") by Chase. Funds drawn against the letter of credit bear interest at The Bank of Butterfield's prime commercial lending rate plus 2% (which prime rate was 6.25% on January 28, 1998). For the quarter ended December 31, 1997, Chase has not drawn any funds from the letter of credit. This letter of credit expires on March 31, 1998 but will automatically extend without amendment for additional one year periods unless sixty days notice is given prior to the expiration date. As of February 9, 1998, no such notice had been received.

         In June 1997 the Company finalized an $800,000 letter of credit with Chase in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with AIG to secure payment of claims. Funds drawn against the letter of credit bear interest at Chase's prime commercial lending rate plus 3% (which prime rate was 8.5% on January 28, 1998). For the quarter ended December 31, 1997, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

         The Company was committed under capital lease agreements for various equipment, and it rents its office facilities under the terms of an operating lease. The capital lease obligations were $38,667 and $0 at March 31,1997 and December 31, 1997, respectively. The Company has utilized its working capital to pay for these obligations. During the quarter ended September 30, 1997, the Company fully paid its obligations under these capital leases. The monthly office facilities lease obligations were $5,200 and $5,400 at March 31, 1997 and December 31, 1997, respectively. The Company also rents additional space on a month to month basis for approximately $900 per month.

         Furniture, equipment and leasehold improvements decreased by $223,414 (30%) from March 31, 1997 to December 31, 1997. This decrease occurred primarily due to writing off the assets that were not in use or were fully depreciated. Vehicles decreased by $33,435 (63%) from March 31, 1997 to December 31, 1997 due to sales of a rental van and an executive vehicle which was partially offset by the purchase of a truck for the one way program.

         Cash provided by operations was $713,562 during the nine-months ended December 31, 1997, resulting from an increase in net income, an increase in reinsurance premiums, deposits, and loss reserves and an increase in accounts and notes receivable offset by a decrease in accounts payable and accrued expenses and an increase in prepaid expenses. Prepaid expenses increased primarily due to expenses related to the new reinsurance company such as LOC fees and legal and secretarial fees. Insurance premiums, deposits, and loss reserves increased due to the new reinsurance program. Accounts and notes receivable decreased primarily due to the Company's collection efforts. Cash used in investing activities of $27,565 related primarily to the acquisition of computer software and hardware and maintaining trademarks. Cash used in financing activities was $158,143, which was applied to payments of preferred dividends, long-term debt and buyback of common stock offset by issuance of common stock in connection with the acquisition of assets.

         The Company believes cash provided by operations and its letter of credit will provide sufficient working capital to support its business plan through fiscal 1998.

IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company during the periods presented.

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

Selected Financial Data
-----------------------

Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the three and nine-month periods ended December 31, 1996 and 1997 and with respect to the balance sheets thereof at December 31 in each of those years. Except as otherwise noted, the selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                              Three Months                      Nine Months
                                              Ended December 31,                Ended December 31,
                                              1996      1997                    1996      1997
                                              --------------------------------------------------------
                                              (in thousands except per share and number of franchises)
                                                                    (Unaudited)
Franchisees' Results (Unaudited)
--------------------------------

Franchisees' Revenue (1)                      $ 7,274   $ 8,757                 $25,468   $30,457
Number of Franchises                              469       485                     469       485

Results of Operations
---------------------

Net Revenue                                   $   797   $ 1,132                 $ 2,857   $ 3,542
Costs and expenses and Other                      661       983                   2,321     2,954
Income before income
taxes                                             154       163                     585       634
Net income                                         95       115                     480       440
Earnings per share

 Basic (2)                                    $   .02   $   .02                 $   .10   $   .08
 Weighted average common
  shares                                        4,063     4,297                   4,094     4,278

 Diluted (2)                                  $   .02       .02                 $   .08       .07
 Weighted average common
  shares plus options and
   warrants                                     5,844     5,739                   5,875     5,935


                                                                                Nine Months
                                                                                Ended December 31,
                                                                                1996      1997
                                                                                -------------------
                                                                                    (Unaudited)
Balance Sheet Data
------------------

Working capital                                                                 $ 1,026   $ 1,558
Total assets                                                                    $ 2,471   $ 3,065
Long-term obligations                                                           $    33   $  -
Shareholders' equity                                                            $ 1,602   $ 2,074

(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

(2) Basic earnings per share are after deducting a provision for preferred dividends of $29,975 and $90,865, for the three and nine-month periods ended December 31, 1996. For the three and nine-month periods ended December 31, 1997, basic earnings per share are after deducting a provision for preferred dividends of $27,733 and $84,111. Diluted earnings per share assumes a conversion of cumulative preferred stock into common shares and, accordingly, no deduction from earnings is made for preferred dividends.

Part II.          Other Information

ITEM 1.           LEGAL PROCEEDINGS
-------           -----------------

         Information is incorporated by reference from the Company's Report Form 10-KSB for the year ended March 31, 1997 under the caption "Item 3 Legal Proceedings" and the Company's Report on 10-QSB for the quarter ended September 30, 1997 under the Caption "Part II, Item 1. Legal Proceedings".

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

         Regarding the lawsuit that was initiated in August 1994 by Mongo, Inc. and John and Roberta Batcher and ultimately dismissed in April 1997, the Company is aware that Mongo, Inc. and John Batcher have filed another summons on August 21, 1997 in the Supreme Court, State of New York, County of Suffolk regarding a lawsuit against the Company, Bundy, K.A.B. Inc., officers of the Company and other defendants. The summons mentions relief sought of $7,000,000 plus interest. The summons is not accompanied by a complaint, and the Company is investigating the basis for this summons given that the plaintiffs' previous claims against the Company were dismissed. In November 1997, the Company removed the case to the U.S. District Court for the Eastern District of New York, and on February 4, 1998 the Company petitioned the court to dismiss the case.


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


ITEM 5.           OTHER INFORMATION-RETIREMENT OF STOCK INFORMATION
-------           -------------------------------------------------

         On November 17, 1997 the Company bought back and retired 15,000 shares of its common stock. On December 23, 1997 the Company retired 6,700 shares of its common stock which were returned to the Company in partial satisfaction of a franchisee's debt. On December 31, 1997 the Company bought back and retired 10,000 shares of its common stock.

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

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mitra Khosravi                            February 10, 1998
-----------------------                   ------------------------
Mitra Khosravi
Chief Accounting Officer









/s/Kenneth L. Blum, Sr.                      February 10, 1998
-----------------------                   ------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                      FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1997



EXHIBIT NO.                DESCRIPTION
-----------                -----------

     4.1                   Terms of $250,000 Letter of        Filed herewith.
                           Credit issued by the Bank of
                           Butterfield, as contained in
                           application dated June 20,
                           1997, with attached Letter
                           of Set-off

     27                    Financial Data Schedule            Filed herewith.
                                       19