Form 10KSB40
period 1998-03-31
RENT A WRECK OF AMERICA INC
filed 1998-06-29
CIK 763567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                           Commission File No. 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
                          -----------------------------
                      (EXACT NAME OF ISSUER IN ITS CHARTER)

            Delaware                                       95-3926056
            --------                                       ----------
(State or other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD    21117
--------------------------------------------------    -----
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

                           Yes      X       No
                               -----------     -----------

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year.  $4,676,645
                                                                   ----------

         4,162,792 shares of common stock were outstanding as of May 26, 1998.

         Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the last bid and asked price of the Common Stock on the Nasdaq SmallCap Market, was $2,538,080 on May 26, 1998. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

         The following documents are incorporated by reference and made a part of the Form 10-KSB:

         1.       None

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                                TABLE OF CONTENTS

PART I                                                           Page
------                                                           ----

Item  1.          Description of Business.................         3
Item  2.          Description of Property.................         8
Item  3.          Legal Proceedings.......................         9
Item  4.          Submission of Matters to a Vote
                    of Security Holders...................        10

Part II
-------

Item  5.          Market for the Common Equity and
                    Related Stockholder Matters...........        11
Item  6.          Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations............................        15
Item  7.          Financial Statements....................        23
Item  8.          Changes in and Disagreements with
                    Accountants on Accounting
                    and Financial Disclosure..............        50

Part III
--------

Item  9.          Directors and Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act             50

Item 10.          Executive Compensation..................        50

Item 11.          Security Ownership of Certain Beneficial
                    Owners and Management.................        52

Item 12.          Certain Relationships and Related
                    Transactions..........................        55


Item 13.          Exhibits and Reports on Form 8-K........        55

                                     PART I
                                     ------


Item 1.  Description of Business
-------  -----------------------

General

         Rent-A-Wreck of America, Inc. (the "Company") was incorporated in Delaware on October 12, 1983. The Company conducts its operations primarily through its wholly owned subsidiary, Bundy American Corporation ("Bundy"). Bundy was incorporated in California on April 22, 1977 and redomesticated in Maryland effective October 22, 1996. The Company markets and administers the Rent-A-Wreck
(R) and PRICELE$$ (R) vehicle rental franchise programs and related services. The Company's franchisees, in aggregate, operate one of the largest used vehicle rental fleets in the nation, offering rentals of cars, trucks and vans at rates that are generally less than those charged by new car rental companies. The Company also has franchisees in Europe and Asia. Reference to the "Company" includes Rent-A-Wreck of America, Inc. and its subsidiaries unless the context otherwise requires.

The Franchise Program

         The Company sells to qualified persons the right to operate a Rent-A-Wreck or PRICELE$$ franchise, or both, for renting and leasing used motor vehicles (automobiles, vans and trucks) to the general public. The franchisees who participate in the PRICELE$$ used vehicle rental franchise program are required by the Company to meet higher standards than the Rent-A-Wreck program, such as utilizing vehicles that are under three years old. As of March 31, 1998, 73 of the Company's 484 franchisees are participating in this program. The Company believes the PRICELE$$ name appeals to a different clientele and therefore complements the Rent-A-Wreck program. The Company offers each franchisee territory rights in which the Company will not open another franchise. Franchisees purchase the right to use certain of the Company's resources, experience and knowledge in connection with the operation of the business for a specified period of time, typically ten years. The franchisee utilizes the Company's systems, methods, specifications, standard operating procedures, guidance, trade and service marks. When the Company sells a franchise, it charges an initial franchise fee that varies according to the population of the franchisee's primary service area at the time the franchise is granted. The Company may finance the initial fee over a period not to exceed twelve months based on the creditworthiness of the franchisee. Additionally, franchisees are required to pay the Company monthly royalties and contribute to the national advertising fund. These fees vary according to franchisees' fleet size or gross revenues.

         The Company provides its franchisees with a central reservation system and marketing force for the insurance replacement business. This department is based in Baltimore, Maryland, and the Company is developing this program so that it can be used nationwide. The Company uses an established insurance company client base, acquired in December 1996, to provide the Company's franchisees with referrals for insureds requiring temporary replacement vehicles after an accident. The Company collects reservation fees from its franchisees for these referrals.

         Rent-A-Wreck One Way, Inc., a wholly owned subsidiary, operates a truck rental program, on a limited, test basis, in the immediate area of the Company's headquarters in Maryland. The Company has purchased three trucks to operate under this program. These trucks and an existing Company-owned van are placed with one or more of the Company's franchisees which are utilizing them in their fleets. The franchisees pay fees to the Company for these vehicles based on the mileage used.

         The Company believes the Rent-A-Wreck name is unique and enjoys national recognition. Ongoing marketing programs further promote recognition of the Rent-A-Wreck and PRICELE$$ names in both domestic and foreign markets. The Company develops and executes advertising and marketing programs that have included radio and television commercials, direct mail, print advertising, promotional items and sponsorship at sporting events. Public relations activities conducted on the franchisees' behalf include a franchise award announcement, grand opening press release and anniversary press releases. Assistance in planning and implementing local promotional activities is available to franchisees. The Public Relations Department also publishes the "Rent-A-Wreck Reporter", which is distributed internally to franchisees and externally to trade and consumer media and referral sources such as insurance adjusters, automotive repair shops, travel agents and corporate travel managers.

         Through July 1, 1997, the Company offered to its franchisees a physical damage insurance program through its wholly owned subsidiary Central Life and Casualty, Limited ("CLC"). Franchisees paid monthly premiums based on their vehicles' wholesale value, and in return CLC provided them with coverage for damage to their vehicles up to their wholesale value. CLC utilized Lindsey Morden as its insurance adjuster and paid claims from premiums collected. During the fiscal year ended March 31, 1998, approximately 11 of the Company's franchisees participated in this program. The Company replaced this program with the insurance program described in the following paragraph.

         The Company has formed a wholly owned insurance subsidiary, Consolidated American Rental Insurance Company, LTD ("CAR Insurance") domiciled in Bermuda to provide automobile liability and physical damage reinsurance through American International Group ("AIG") for the vehicles belonging to its franchisees.

         AIG provides insurance coverage for the Company's franchisees. CAR Insurance reinsures AIG's coverage subject to a per loss limit of $100,000 per person and $300,000 per accident. AIG also provides an aggregate stop loss protection of $1,300,000 for the first year and second year of this agreement, thus capping CAR Insurance's exposure to loss. In carrying out the program, the Company utilizes Willis Corroon as the insurance broker, Hertz Claim Management Corporation as the Third Party Administrator, and AICCO Premium Financing. AICCO finances premiums to participants in the program. CAR Insurance intends to limit its exposure to 1,500 vehicles during fiscal year 1998 and 2,000 vehicles during fiscal year 1999. The focus of growth for CAR Insurance will be in those states where the Company's insurance advisor believes the driver's insurance is deemed to be primarily responsible for any losses. Franchisees apply for this insurance coverage with Willis Corroon. Willis Corroon processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. Hertz Claim Management Corporation is responsible for processing all claims. As of March 31, 1998, approximately 61 of the Company's franchisees were insuring an approximate total of 1,259 of their vehicles under this program.

         The Company has arranged a program whereby franchisees may finance vehicle purchases over a 24-30 month period. The program is available to qualified applicants who maintain a level of creditworthiness that the Company has assessed on a case by case basis. The franchisees' qualification is based on their credit history with the Company, as well as their credit standing as reported by national credit bureaus. The franchisees are responsible for purchasing the vehicles with funds loaned by the Company, and the Company is listed on the vehicles' title as a lienholder. As of March 31, 1998, the Company was financing 19 vehicles for 8 of its franchisees.

         The Company is committed to educating and training its franchisees. The Company conducts Rent-A-Wreck School at its headquarters in Maryland every 45 days. All new franchisees are required to attend. School is also available at no charge to current franchisees and their staff. During an intensive five-day period, attendees learn all aspects of the Rent-A-Wreck program. This includes vehicle acquisition, maintenance and sales, telephone techniques, counter procedures, rental operations, promotion, publicity, advertising and sales approaches, relevant aspects of insurance, accounting and other general business skills. The Company also employs field service staff who have many years of experience in the car rental industry and whose responsibility is to provide continuous advice via personal visits and a toll-free telephone number.

         Additionally, the Company holds and strongly encourages franchisees to attend its convention once a year, and regional meetings which are held twice a year in eastern and western regions of the United States.

The Company utilizes these meetings to present new programs to franchisees and to provide continued training and advice.

         The Company's National Franchisee Advisory Council, which consists of seven members, meets quarterly. Six of the members are elected by the franchisees in their region. The seventh member is a franchisee appointed by the Company. The Council is a forum through which franchisees can express opinions and concerns to the Company. The Council also provides suggestions as to how the Company's National Advertising Fund is allocated. Advertising monies paid into the National Advertising Fund are expended by the Company on the franchisees' behalf after consultation with the National Franchisee Advisory Council. Based on the Council's recommendations, the Company has expended these funds on different programs such as advertising on Westwood One Radio, the Weather Channel and the Travel Channel and sponsoring a race car to further promote the Company's national exposure.

         The Company markets its franchise programs primarily by attending various trade shows and by conducting an ongoing direct mailing campaign. The Company employs four full time salespeople at its corporate headquarters, and in addition the Company utilizes the services of three independent franchise brokers located throughout the United States. These representatives are responsible for responding to potential franchisees' inquiries.

         During the fiscal year ended March 31, 1998, 136 new franchises were granted, 11 existing franchise locations were transferred to new ownership and 55 franchises were terminated by the Company. The majority of these terminations resulted from monetary default. This resulted in approximately 542 franchised locations throughout the United States, as well as 16 franchised locations located in Europe and Asia at the end of this fiscal year compared to approximately 468 franchised locations throughout the United States, as well as 9 franchised locations in Europe and Asia at the end of the fiscal year ended March 31, 1997.

Employees

         As of March 31, 1998, the Company employed 21 people, consisting of 13 full-time employees and 1 part-time employee engaged in franchise sales and service and 6 full-time employees and 1 part-time employee engaged in administrative activities. In addition, the Company retains the services of 3 franchise brokers who sell the Company's franchises. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

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

         Significant competition exists in the local markets. Large systems like U-Save compete nationwide. Dozens of local independent companies also compete with the Company in various areas. In most major urban areas, companies such as Hertz, Avis, National and Budget operate city and suburban offices, as well as operating in airport terminals.

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

Government Regulation

         The offering and sale of franchises is subject to Federal and State regulation and regulations by foreign governments. The Federal Trade Commission ("FTC") has adopted regulations requiring full pre-sale disclosure to prospective franchisees of certain information, including information about the franchisor, its existing franchises, the rights and obligations of franchisees, and termination, cancellation and renewal of franchises. Disclosure is required to be made prior to the sale in the form of an offering circular. Many states in which the Company sells or may sell franchises may require pre-sale registration of the Company and/or the Company's offering circular and franchise agreement to be used in selling franchises from or in the state. The Company must apply for renewal with many of these states annually. Many states also regulate various aspects of the franchisor-franchisee relationship, including regulations regarding awarding, renewing and terminating franchise relationships.

         Compliance with the laws of the state from or in which the sale is to be made, in addition to the Federal regulations, may be required because FTC franchising regulations will not preempt state or local laws and regulations which are consistent with its Federal regulations, or which, if inconsistent, would provide protection to prospective franchisees equal to or greater than that imposed by the Federal franchising regulations.

         As of April 1998, the Company is currently authorized to sell franchises in all 50 states under its "Rent-A-Wreck" and "PRICELE$$" trade and service marks. The Company has registered its "Rent-A-Wreck" trade and service mark in approximately 33 foreign countries and is in the process of registering its "PRICELE$$" trade and service mark in 4 foreign countries and the entire European Community.

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

Item 2.  Description of Property
-------  -----------------------

         The Company currently leases approximately 6,790 square feet of executive office space at 11460 Cronridge Drive, Suite 120, Owings Mills, MD 21117, which lease will expire in November 1999. The Company also rents on a month-to-month basis approximately 861 square feet of executive office space at 11460 Cronridge Drive, Suite 118, Owings

Mills, MD 21117 (see Item 12, Certain Relationships and Related Transactions).

         Management believes that the facilities leased by the Company are adequate for the Company's current and foreseeable future operations or that adequate alternative space is readily available.

Item 3.  Legal Proceedings
-------  -----------------

         On October 1, 1997, suit was initiated in the District Court of Oklahoma County, State of Oklahoma against the Company and a Rent-A-Wreck franchisee by an automobile dealer in connection with the plaintiff's sale of cars to the franchisee for which plaintiff has allegedly not yet been paid. Plaintiff alleges that the Company fraudulently induced it to deal with the franchisee and seeks $241,000 in damages plus interest. The claim against the Company has been dismissed, but the Court now has before it Plaintiff's Motion to Reconsider. If the motion is granted, the Company believes that Plaintiff's counsel will dismiss the Company as a defendant.

         A lawsuit that was initiated in August 1994 by Mongo, Inc. and John and Roberta Batcher was dismissed in April 1997. The Company is aware that Mongo, Inc. and John Batcher filed another summons on August 21, 1997 in the Supreme Court, State of New York, County of Suffolk regarding a lawsuit against the Company, Bundy, K.A.B. Inc., officers of the Company and other defendants. The summons mentions relief sought of $7,000,000 plus interest. The summons is not accompanied by a complaint, and the Company is investigating the basis for this summons given that the plaintiffs' previous claims against the Company were dismissed. In November 1997, the Company removed the case to the U.S. District Court for the Eastern District of New York, and on February 4, 1998, the Company petitioned the court to dismiss the case. The case was dismissed without prejudice on May 11, 1998.

         Bundy initiated a lawsuit on November 21, 1994 in the United States District Court for the Southern District of New York to collect amounts owed by a former franchisee, Motorcar Exchange, Inc., and its principals, Gary and Debbie Blankfort. In April 1996, Bundy obtained a default judgment against the defendants for approximately $140,000 in addition to a contempt judgment for approximately $70,000 plus interest. Subsequently, one of the defendants, Debbie Blankfort, filed a petition as a debtor under the United States bankruptcy laws. On July 13, 1996, Bundy filed a petition in the Southern District of New York for a determination that the amounts due pursuant to the judgment it received in April 1996 are not dischargeable as a result of the bankruptcy petition filed by Debbie Blankfort. Such petition is still pending, and the Company intends to pursue its remedies.

         The Company is also involved in routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year ended March 31, 1998.

Part II. Other Information

Item 5.  Market for the Common Equity and
-------  --------------------------------
                  Related Stockholder Matters
                  ---------------------------

         The Company's Common Stock, $.01 par value, trades on the Nasdaq SmallCap Market under the symbol RAWA.

         The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years were as follows:


                    Year Ended
                  March 31, 1998             High*      Low*
               ---------------------       --------  ---------

               First Fiscal Quarter        $ 1 1/2   $ 1 1/4
               Second Fiscal Quarter         1 3/16    1 1/16
               Third Fiscal Quarter          1         1
               Fourth Fiscal Quarter         1 3/32    1

                    Year Ended
                  March 31, 1997             High*      Low*
               ---------------------       --------  ---------

               First Fiscal Quarter        $ 1 1/2   $   31/32
               Second Fiscal Quarter         1 1/2     1  1/16
               Third Fiscal Quarter          1 5/16      29/32
               Fourth Fiscal Quarter         2 1/4     1

* Bid  quotations as reported by Nasdaq  reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down,   or  commission  and  may  not  represent  actual
transactions.

         The Company has never paid any cash dividends on its Common Stock, nor does it anticipate paying dividends on its Common Stock in the foreseeable future. The Company currently has preferred stock issued with 1,366,000 shares outstanding. This stock has a cumulative quarterly dividend of two cents per share. Based on the current number of outstanding preferred shares, the annual dividend is $109,280. The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless the full dividends on the preferred stock for all past dividend periods and the current dividend period have been paid or declared and a sum set aside for payment thereof. The preferred stock is convertible into common on a share-for-share basis. There is no public market for the preferred stock. At June 1, 1998, undeclared and unpaid cumulative preferred dividend arrearages amounted to $177,209.

         The number of stockholders of record of the Company's Common Stock as of May 27, 1998 was 228. This figure does not include individual participants in securities position listings of registered clearing agencies. The Company believes that the number of beneficial stockholders was approximately 1,400 as of May 26, 1998. Trading activity with respect to the Common Stock has been limited, and the volume of transactions should not of itself be deemed to constitute an "established public trading market". A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

         On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock.

Selected Financial Data
-----------------------

         Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for each of the five years in the period ended March 31, 1998, and with respect to the balance sheets thereof at March 31 in each of those years.

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


                                                     Year ended March 31,
                                    -----------------------------------------------------
                                      1994        1995       1996       1997       1998
                                    -----------------------------------------------------
                                                (in thousands except per share
                                                  and number of franchises)

Franchisees' Results (Unaudited)

Franchisees' Revenue (1)           $ 25,522    $ 26,482   $ 29,864   $ 34,661   $ 40,018

Number of Franchises                    365         384        429        477        558

Company's Results of Operations

Total Revenue                      $  3,224    $  3,003   $  3,455   $  3,785   $  4,677

Costs and expenses and Other          3,511       2,655      3,029      3,252      3,983

Income (loss) before income
  taxes                            $   (262)   $    416   $    489   $    600   $    756

Net income (loss)                      (236)        383        459        537        548

Earnings (loss) per common share

 Basic                             $   (.10)   $    .06   $    .08   $    .10   $    .10
 Weighted average common
  shares                              3,758       4,238      4,210      4,102      4,267

 Diluted                           $   (.10)   $    .06   $    .07   $    .09   $    .09
 Weighted average common
  shares plus options and
   warrants                           5,727       6,086      6,197      6,083      5,915

Company's Balance Sheet Data

Working Capital                    $    572    $    850   $    902   $  1,191   $  1,527

Total assets                          2,553       2,102      2,164      2,594      3,664

Long-term obligations                   119        --           36         30       --

Shareholders' Equity                  1,048       1,299      1,372      1,755      2,028


(1) The franchisees' revenue data have been derived from unaudited license fee reports provided by franchisees.

Item 6.  Management's Discussion and Analysis of
-------  ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

RESULTS OF OPERATIONS

Year ended March 31, 1998 vs. year ended March 31, 1997

         Revenue from franchising operations, which includes initial license fees, continuing license fees, advertising fees and direct financing leases, increased by $439,150 (12%). This increase occurred primarily due to an increase in revenue from initial license fees, continuing license fees and advertising fees. Initial license fees increased by $43,002 (6%) due to the addition of new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount, varies, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends. Continuing license fees increased by $321,446 (15%), and advertising fees increased by $77,900 (12%) due to the fleet growth at existing franchises and the Company's dedication of more resources to its collection efforts. Revenues from insurance premiums were $579,063 due to the new reinsurance program that started in March 1997, partially offset by a $78,906 (86%) reduction in premiums from the physical damage insurance program ("CLC") and by a $67,551 (100%) reduction in premiums from the national insurance program ("URM") due to their termination and replacement by the reinsurance program operated through CAR Insurance. Insurance premium revenue is recognized ratably over the life of the policies. Other revenue increased by $25,307 (24%) due primarily to an increase in the insurance replacement program.

         Total operating expenses increased by $730,923 (22%) in fiscal 1998 compared to the prior year due primarily to an increase in underwriting expenses of $426,202 (1,586%) and an increase in general and administrative expenses of $159,832 (19%). These increases resulted primarily from the new reinsurance program. Advertising and promotion expenses increased by $100,048 (12%) due primarily to an increase in national advertising expense to promote the Company. Salary expense increased by $22,265 (3%) due to the growth of the Company. Sales and marketing expenses increased by $15,779 (2%), which resulted primarily from additional commission expenses due to the larger amount of franchise sales made in fiscal 1998 compared to the prior year and additional marketing expenses for attracting new franchisees, partially offset by a reduction in bad debt expenses due to improved collection of outstanding accounts receivable and collection of previously reserved accounts receivable.

         Net interest income decreased $4,220 (6%). This decrease was primarily due to lower interest received on the Company's direct financing leasing program primarily because of increased attractiveness of competitive programs.

         Depreciation and amortization expense increased by $6,797 (6%) in fiscal 1998 compared to the prior year. This increase was primarily due to the additional investment to update computer software and hardware. Vehicles, office furniture, equipment and leasehold improvements are carried at cost. Depreciation has been provided by the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the estimated life of the improvements or the term of the lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed.

         The Company realized operating income of $694,085, before taxes and interest, in 1998 compared to operating income of $533,363 for 1997, reflecting an increase of $160,722 (30%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts.

         Income tax expense for the year ended March 31, 1998 increased by $146,089 (234%) over 1997 due to higher pre-tax earnings and the depletion of the Company's federal income tax net operating loss carryforward in fiscal 1997, partially offset by a reduction in the deferred tax asset valuation allowance. The valuation allowance is being reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

         Inflation has had no material impact on the operations and financial condition of the Company for all years presented.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $1,526,934 compared to $1,191,019 at March 31, 1997. This increase of $335,915 primarily resulted from net profit earned during the year and a reduction in allowance for doubtful accounts based on the Company's historical reserves experience, offset by increased reserves for the reinsurance program. Of the net increase, $96,404 is due to a reduction in the required allowance for doubtful accounts as a result of improved collection efforts. In fiscal 1998, the Company's allowance for doubtful accounts was $682,631 compared to $779,035 in the prior year. The Company wrote off $169,859 of its doubtful accounts during fiscal 1998 and $217,162 during the prior year. The Company generally requires officers and directors of franchisees to provide personal guarantees of the franchisee's obligations under the franchise agreement. In January 1997, the Company's management improved its collection effort by dedicating part of the time of one employee to coordinate collections from franchisees. This new effort resulted in more accounts being kept current and yielded a collection of $19,895 of receivables from franchisees and $52,999 on a note receivable arising out of an asset sale at a franchise location. The Company had reserved against these receivables in the prior year, and, accordingly, this collection improved cash flow in fiscal 1998 compared to the prior year. In April 1998, the Company hired a part-time employee to dedicate more resources to collection efforts. The Company's collection effort is designed to increase liquidity through improved cash flow; however, there can be no assurance that the Company will be successful in these efforts.

         Cash and cash equivalents increased by $607,189 (100%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's collection efforts. Restricted cash decreased by $75,130 (16%) due to higher advertising expenses. Restricted cash includes (1) a deposit of $250,000 being held in the Bank of Butterfield (Bermuda) for securing the letter of credit with The Chase Manhattan Bank ("Chase") as part of the insurance program described below and (2) funds being held on behalf of the Company's franchisees in the national advertising fund to be spent on different advertising programs.

         In March 1997, the Company deposited $250,000 on behalf of its CAR Insurance subsidiary in the Bank of Butterfield. This deposit was restricted by a $250,000 letter of credit with the Bank of Butterfield in connection with the Company's CAR Insurance subsidiary. In June 1998, the Company made an additional deposit of $388,000 in the Bank of Butterfield resulting in a total amount of $638,000, all of which is restricted by a $638,000 letter of credit with the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Chase as security for the letter of credit issued to American International Group ("AIG") by Chase. Funds drawn against the letter of credit bear interest at The Bank of Butterfield's prime commercial lending rate plus 2.0% (which prime rate was 8.5% on June 4, 1998). For the years ended March 31, 1997 and 1998, Chase has not drawn any funds from the letter of credit.

         In June 1997, the Company finalized a $500,000 letter of credit with Chase in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with AIG to secure payment of claims. In fiscal 1998, AIG requested the Company to increase the letter of credit with Chase from $500,000 to $1,000,000. Chase approved the Company's request to increase the letter of credit from $500,000 to $1,000,000, under the terms and conditions of the letter of credit dated June 3, 1997, and a first amendment dated June 1, 1998. Funds drawn against the letter of credit bear interest at Chase's prime commercial lending rate plus 3% (which prime rate was 8.5% on June 4, 1998). For the years ended March 31, 1997 and 1998, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by the letter of credit with the Bank of Butterfield and 50% of the Company's receivables under 90 days old.

         The Company was committed under capital lease agreements for various equipment, and it rents its office facilities under the terms of an operating lease. The capital lease obligations were $38,667 and $0 at March 31, 1997 and March 31, 1998, respectively. The Company has utilized its working capital to pay for these obligations. During the quarter ended September 30, 1997, the Company fully paid its obligations under these capital leases. The monthly office facilities lease commitments were $5,200 and $5,400 at March 31, 1997 and 1998, respectively. The Company also rents additional space on a month to month basis for approximately $670 per month.

         Furniture, equipment and leasehold improvements decreased by $212,054 (29%) from March 31, 1997 to March 31, 1998. This decrease occurred primarily due to writing off the assets that were not in use or were fully depreciated. Vehicles decreased by $29,678 (56%) from March 31, 1997 to March 31, 1998 due to sales of a rental van and an executive vehicle which was partially offset by the purchase of a truck for the Company's one way program.

         The Company has made and will continue to make certain expenditures to ensure that its software system and applications continue to function properly in and after 2000. These expenditures have not been and are not anticipated to be material to the Company's financial position or results of operations. The Company expects to spend approximately $3,000 in its fiscal year 1999 to ensure that its software systems and applications continue to function properly in and after the year 2000. No amounts were spent in fiscal 1998.

         Cash provided by operations was $398,372, resulting primarily from net income before depreciation plus the increase in accounts payable, accrued expenses and insurance fees, claims and loss reserves, offset by the increase in the Company's receivables. Prepaid expenses and other increased primarily due to purchase of additional promotional items. Insurance fees, claims and loss reserves increased due to the new insurance program. Accounts and notes receivable decreased primarily due to the Company's collections efforts. Cash used in investing activities of $32,429 related primarily to the acquisition of computer software and hardware and maintaining trademarks. Cash provided by financing activities during the same period was $176,388, resulting from an increase in insurance premiums payable and the issuance of common stock in connection with the acquisition of assets, offset by the payment of preferred dividends, repayment of long-term debt and buyback of common and preferred stock.

         During the year ended March 31, 1996, the Company announced a buyback of up to 250,000 shares of its common stock and/or its Series A convertible preferred stock. On April 8, 1996, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's outstanding common and preferred stock. During the year ended March 31, 1997, the Company bought back 66,500 shares of its common stock at a cost of $66,749 and also bought back 67,625 shares of its preferred stock at a cost of $85,301. These shares were retired in the year ended March 31, 1997. During the year ended March 31, 1998, the Company bought back 117,575 shares of its common stock at a cost of $121,509 and also bought back 20,625 shares of its preferred stock at a cost of $25,781. These shares were retired in the year ended March 31, 1998. On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock.

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

         Government Regulation Relating to Insurance Program. As part of the insurance program, the Company utilizes Consolidated American Rental Insurance Company, Ltd ("CAR Insurance"), its wholly owned subsidiary domiciled in Bermuda. Insurance companies such as CAR Insurance are subject to the laws and regulations in the jurisdictions in which they are chartered and do business. Such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders or the Company. In general, insurance regulatory agencies have broad authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The regulation of CAR Insurance and its insurance program involving AIG, Hertz Claim Management Corporation and AICCO Premium Financing could have a material effect on the Company's business, financial condition and results of operations.

         The Company's insurance program offered through CAR Insurance is conducted via "fronting" arrangements with AIG. Because some states currently restrict or limit such arrangements, the ability of the Company to expand the program into those states is also limited. In addition, the National Association of Insurance Commissioners ("NAIC") adopted a model act concerning such "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state, and the Company is therefore unable to predict whether the model act will affect its operations or relationships with insurers. Some states currently regulate third party administration and premium financing arrangements, such as those used by the Company. Any or all of these regulations could have a material effect on the program being offered by the Company.

         State regulation requires licensing of persons soliciting the sale of insurance within that state. In certain states, licenses are obtained by individual agents rather than a corporate entity. Due to the Company's recent development of the reinsurance program and limited experience with its other insurance programs, there can be no assurance that its activities will not be deemed to be in violation of licensing or other insurance laws or regulations. Such violations could subject the Company to significant fines and penalties which could have a material adverse effect on its business, financial condition and results of operations.

         Dependence on Franchisees; Credit Risks. The Company's revenues are substantially dependent on fees paid by its franchisees. These fees fluctuate based on the franchisee's performance. Franchisees are independent contractors who operate their business independent of the Company. Any failure of franchisees to operate their businesses, or inability of the Company to collect fees owed by franchisees, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Compliance with Governmental Regulations. The Company's operations are subject to numerous federal, state, local and foreign laws, including federal and state laws governing the offer and sale of franchises and relationship with franchisees. Several states' laws require the Company to renew its state franchise registration annually. If the Company does not maintain required state registrations, it must terminate franchise sales activity in those states. While the Company has suspended franchise sales activity in the past until such registrations were properly renewed, the Company believes that it is currently in material compliance with such laws. Changes in franchise laws could require the Company to make material alterations to its core business. Additionally, failure to comply with franchise or other laws could subject the Company to significant fines and penalties and have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Risks of International Operations. During the fiscal year ended March 31, 1998, approximately 1% of the Company's revenues were derived from international operations. The Company's international operations are subject to certain risks, including adverse developments in foreign political and economic environments, varying government regulations, including regulations regarding the protection of trademarks and the offer and sale of franchises, foreign currency fluctuations and potential adverse tax consequences. There can be no assurance that any of these factors, especially if the Company is successful in expanding its international presence, will not have a material effect on the Company's business, financial condition and results of operations.

         Developments in any of these areas, which are more fully described elsewhere in "Item 1 - Description of Business" which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 7.  Financial Statements
-------  --------------------

         Index to Consolidated Financial Statements and Supporting Schedules
         -------------------------------------------------------------------

                                                         Page
                                                         ----

Report of Independent Certified Public Accountants...     24

Financial Statements:

  Consolidated Balance Sheet as of March 31,
    1998.............................................     25

  Consolidated Statements of Earnings for
    the Years Ended March 31, 1997 and
    1998.............................................     27

  Consolidated Statements of Shareholders'
    Equity for the Years Ended March 31, 1997
    and 1998.........................................     28

  Consolidated Statements of Cash Flows for the
    Years Ended March 31, 1997 and 1998..............     29

  Notes to Consolidated Financial
    Statements.......................................     30

  Supporting Schedules:

    Schedule II - Valuation and Qualifying
                  Accounts...........................     57


  Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

                       [LETTERHEAD OF GRANT THORNTON LLP]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Rent-A-Wreck of America, Inc.

We have audited the accompanying consolidated balance sheet of Rent-A-Wreck of America, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Wreck of America, Inc., and subsidiaries, as of March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.

We have also audited Schedule II for the years ended March 31, 1998 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP

Baltimore, Maryland
May 21, 1998

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998

                                     ASSETS

                                                                       1998
                                                                    ----------

CURRENT ASSETS:
  Cash and Cash Equivalents............................             $1,215,615
  Restricted Cash......................................                394,021
  Accounts Receivable, net of allowance
    for doubtful accounts of $682,631:
      Continuing License Fees and
        Advertising Fees...............................                302,367
      Current Portion of Notes Receivable..............                342,765
      Current Portion of Direct Financing
        Leases.........................................                 37,653
      Insurance Premiums Receivable....................                560,219
      Other............................................                176,166
  Prepaid Expenses and Other...........................                133,856
                                                                    ----------

    TOTAL CURRENT ASSETS...............................              3,162,662
                                                                    ----------


PROPERTY AND EQUIPMENT:
  Furniture............................................                 71,655
  Computer Hardware and Software.......................                314,657
  Machinery and Equipment..............................                101,868
  Leasehold Improvements...............................                 37,896
  Vehicles.............................................                 23,347
                                                                    ----------
                                                                       549,423
  Less:  Accumulated Depreciation and
         Amortization..................................               (265,476)
                                                                    -----------

    NET PROPERTY AND EQUIPMENT.........................                283,947
                                                                    -----------

OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
    accumulated amortization of $105,951...............                203,129
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $0................                 14,374
                                                                    ----------

                                                                       217,503
                                                                    -----------

    TOTAL ASSETS.......................................             $3,664,112
                                                                    ==========

The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       1998
                                                                   -----------


CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses................            $  873,690
  Dividends Payable....................................                27,320
  Insurance Premiums Payable...........................               489,903
  Insurance Fees, Claims, and
    Loss Reserves......................................               244,815
                                                                   -----------

    TOTAL CURRENT LIABILITIES..........................             1,635,728
                                                                   -----------



    TOTAL LIABILITIES..................................             1,635,728
                                                                   -----------



COMMITMENTS AND CONTINGENCIES                                            -

SHAREHOLDERS' EQUITY:

  Convertible  Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,366,000 shares
    (aggregate liquidation preference $1,092,800)                      13,660
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,189,692 shares.......................                41,896
  Additional Paid-In Capital...........................             2,900,382
  Accumulated Deficit..................................              (927,554)
                                                                   -----------

    TOTAL SHAREHOLDERS' EQUITY.........................             2,028,384
                                                                   -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY...........................................            $3,664,112
                                                                   ==========

The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1998




                                                        1997         1998
                                                    -----------   ----------

REVENUES:
  Initial License Fees.....................         $  751,000    $  794,002
  Advertising Fees.........................            673,090       750,990
  Continuing License Fees..................          2,079,657     2,401,103
  Insurance Premiums.......................            161,497       579,063
  Vehicle Rental Operations................              5,482        15,104
  Direct Financing Leases to Franchisees...              6,923         3,725
  Other....................................            107,351       132,658
                                                    -----------   ----------

                                                     3,785,000     4,676,645
                                                    -----------   ----------

EXPENSES:
  Salaries, Consulting Fees, and
    Employee Benefits......................            747,743       770,008
  Advertising and Promotion................            822,587       922,635
  Underwriting Expenses....................             26,880       453,082
  Sales and Marketing .....................            699,819       715,598
  General and Administrative ..............            839,944       999,776
  Depreciation and  Amortization...........            114,664       121,461
                                                    -----------   ----------

                                                     3,251,637     3,982,560
                                                    -----------   ----------

         OPERATING INCOME..................            533,363       694,085

INTEREST INCOME, NET.......................             66,567        62,347
                                                    -----------   ----------

         INCOME BEFORE INCOME TAX EXPENSE..            599,930       756,432

INCOME TAX EXPENSE.........................             62,439       208,528
                                                    -----------   ----------

         NET INCOME........................            537,491       547,904

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK..........................           (119,648)     (111,431)
                                                    -----------   -----------

NET INCOME AFTER DIVIDENDS ON
  CONVERTIBLE CUMULATIVE PREFERRED STOCK...         $  417,843    $  436,473
                                                    ===========   ==========

EARNINGS PER COMMON SHARE

  Basic....................................         $      .10    $      .10
                                                    ===========   ==========

Weighted average common shares.............          4,101,904     4,266,711
                                                    ===========   ==========


  Diluted..................................         $      .09    $      .09
                                                    ===========   ==========

Weighted average common shares
 plus options and warrants.................          6,083,043     5,914,752
                                                    ===========   ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1998

                                        Preferred Stock         Common Stock     Additional
                                   ----------------------  --------------------    Paid-in     Accumulated
                                      Shares      Amount     Shares     Amount     Capital       Deficit       Total
                                   -----------  ---------  ---------  ---------  ----------   ------------  ----------


Balance, April 1, 1996............  1,566,375   $  15,664  4,121,642  $  41,216  $2,992,198   $(1,676,685)  $1,372,393

  Issuance of common stock and
    exercise of warrants..........       -           -       120,000      1,200     148,800          -         150,000

  Retirement of common stock......       -           -       (66,500)      (665)    (66,084)         -         (66,749)

  Retirement of preferred stock...    (67,625)       (677)      -          -        (53,424)      (31,200)     (85,301)

  Conversion of preferred stock
  into common stock...............    (59,625)       (596)    59,625        596        -             -            -

  Preferred dividends paid ($.08
    per share)....................       -           -          -          -           -         (119,648)    (119,648)

  Preferred dividend arrearages
    paid .........................       -           -          -          -           -          (32,858)     (32,858)

  Net income......................       -           -          -          -           -          537,491      537,491
                                   -----------  ---------  ---------  ---------  ----------   ------------  ----------

Balance, March 31, 1997...........  1,439,125      14,391  4,234,767     42,347   3,021,490    (1,322,900)   1,755,328


  Issuance of common stock .......       -           -        20,000        200      24,800          -          25,000

  Retirement of common stock......       -           -      (117,575)    (1,176)   (120,333)         -        (121,509)

  Retirement of preferred stock...    (20,625)       (206)      -          -        (25,575)         -         (25,781)

  Conversion of preferred stock
  into common stock...............    (52,500)       (525)    52,500        525        -             -            -

  Preferred dividends paid ($.08
    per share)....................       -           -          -          -           -         (111,431)    (111,431)

  Preferred dividend arrearages
    paid .........................       -           -          -          -           -          (41,127)     (41,127)

  Net income......................       -           -          -          -           -          547,904      547,904
                                   -----------  ---------  ---------  ---------  ----------   ------------  ----------

Balance, March 31, 1998...........  1,366,000   $  13,660  4,189,692  $  41,896  $2,900,382   $  (927,554)  $2,028,384
                                   ===========  =========  ========== =========  ==========   ============  ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1998

                                                                1997            1998
                                                            -----------     -----------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net Income............................................... $  537,491      $  547,904
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization........................    114,664         121,461
      Gain on disposal of property and equipment...........     (2,403)         (4,065)
      Provision for doubtful accounts......................    (13,945)        (96,404)
  Changes in assets and liabilities:
      Accounts and notes receivable........................    192,949        (500,111)
      Prepaid expenses and Other...........................    (31,779)        (16,290)
      Accounts payable and accrued
        expenses...........................................    119,357         151,890
      Insurance fees, claims, and
        loss reserves......................................    (58,867)        193,987
                                                            -----------     -----------

       Net cash provided by operating activities...........    857,467         398,372
                                                            -----------     -----------

Cash flows from investing activities:
  (Increase) decrease in restricted cash...................   (469,152)         75,130
  Proceeds from sale of property and equipment.............     29,075          36,683
  Acquisition of property and equipment....................   (144,460)        (75,270)
  Additions to trademarks and other........................    (75,956)         (4,114)
                                                            -----------     -----------

       Net cash (used in) provided by investing activities.   (660,493)         32,429
                                                            -----------     -----------

Cash flows from financing activities:
  Increase in insurance premiums payable...................       -            489,903
  Issuance of common stock.................................    150,000          25,000
  Repayments of obligation under capital lease.............    (13,863)        (38,667)
  Retirement of common stock...............................    (66,749)       (121,509)
  Retirement of preferred stock............................    (85,301)        (25,781)
  Preferred dividends paid.................................   (152,506)       (152,558)
                                                            -----------     -----------

       Net cash (used in) provided by financing activities.   (168,419)        176,388
                                                            -----------     -----------

       Net increase in cash and cash
        equivalents........................................     28,555         607,189

Cash and cash equivalents at beginning of year.............    579,871         608,426
                                                            -----------     -----------

Cash and cash equivalents at end of year................... $  608,426      $1,215,615
                                                            ===========     ===========

Supplemental disclosure of cash flow information:
  Interest paid............................................ $    6,096      $   10,115
  Taxes paid............................................... $   38,722      $  103,733

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



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

         The Company markets and administers the Rent-A-Wreck and PRICELE$$ vehicle rental franchise programs throughout the United States, as well as various foreign countries.

Restricted Cash

         Restricted cash includes a deposit of $250,000 being held in the Bank of Butterfield (Bermuda) securing the letter of credit with The Chase Manhattan Bank ("Chase") and funds being held for $144,021 on behalf of the Company's franchisees in the national advertising fund to be spent on different advertising programs.

Accounts and Notes Receivable

         Substantially all receivables derived from franchises granted by the Company are personally guaranteed by the officers or directors of the franchisees. Initial license fees are collected upon execution of the contract or financed, generally over a twelve-month period with interest.

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, utilizing primarily the straight-line method for financial statement purposes. Accelerated

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 1998


Property and Equipment-continued

methods of depreciation are used for substantially all assets for income tax purposes. The estimated service lives used in determining depreciation are as follows:

         Furniture                          3 years
         Computer Hardware and Software     5 years
         Machinery and Equipment            5 years
         Leasehold Improvements             3 years
         Vehicles                           5 years

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

Insurance Reserves

         The Company recognizes a liability for re-insured auto claims at the time a claim is reported to the Company by the third party administrator. The third party administrator establishes the initial claim reserve based on information relating to the nature, severity and the cost of similar claims. The Company provides for claims incurred, but not reported, based on industry-wide data and the Company's past claims experience through consultation with third party actuaries. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 1998


principal items giving rise to temporary differences are depreciation, reserves and accrued liabilities.

Revenue Recognition

         Initial License, Advertising and Continuing License Fees
         --------------------------------------------------------

         Revenues are composed primarily of initial license fees, continuing license fees, and advertising fees. Franchisees have certain rights to use the Company's trademarked names, "Rent-A-Wreck" and "PRICELE$$", in a specified territory. Although the franchisee has continuing access to the use of certain of the Company's resources, experience and knowledge, the Company recognizes the initial license fee as revenue upon completion of an initial orientation and training course since this represents substantially all of the initial services required. Many franchisees have had prior business experience and, therefore, require little assistance in commencing business. There is no obligation beyond the initial training as related to the initial license fee. Continuing license and advertising fees are recognized as revenues on a monthly basis over the contract year based primarily on franchisees' reported gross revenues.

         Direct Financing Leases
         -----------------------

         The Company offers, on a selective basis to qualified franchisees, the opportunity to finance vehicles for their rental fleets under a direct financing program. The Company recognizes the related interest, documentation and administrative revenues as they are received. The Company accounts for the financing of the vehicles with the franchisees as direct financing leases (see
Note 3).

         Other
         -----

         Insurance administration and physical damage program revenues are recognized ratably over the term of the coverage. Promotional material revenues are recorded when shipped.

Advertising

         Advertising costs are expensed as incurred and are classified as advertising and promotion expenses.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 1998


Stock-Based Compensation

         Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount to be paid to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

Earnings Per Common Share

         The computation of earnings per common share is presented on a basic and diluted basis in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share. In computing basic earnings per share, preferred dividends are subtracted from net income to arrive at the earnings applicable to common shareholders. In computing diluted earnings per share, the dilutive effect of stock options, warrants, and the conversion of cumulative preferred stock was considered in determining the weighted average number of common and common equivalent shares.

Statement of Cash Flows

         For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and reported revenues and expenses. Actual results could differ from those estimates.

Newly Issued Accounting Standard

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements. The Company plans to adopt SFAS 131 in the fiscal year beginning April 1, 1998.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.       CAPTIVE INSURANCE COMPANY

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

         As security for the reinsurance arrangement with AIG, the Company has obtained standby letters of credit from Chase ($500,000) and Bank of Butterfield ($250,000). In addition, certain assets of the Company have been pledged to secure the agreement with Chase. The letters of credit were increased subsequent to year end (see note 14).

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


3.       DIRECT FINANCING LEASES

         The components of the Company's net investment in direct financing leases are as follows:
                                                                   March 31,
                                                                     1998
                                                                 ------------

Total Minimum Lease Payments to be Received........                $69,184
         Less Amounts Representing
           Administration Costs Included in
           Total Minimum Lease Payments............                  1,292
                                                                   -------

Minimum Lease Payment Receivable...................                 67,892

         Less Allowance for Uncollectibles.........                 15,927
                                                                   -------

Net Minimum Lease Payments Receivable..............                 51,965

         Less Unearned Income......................                  3,405
                                                                   -------

Net Investment in Direct Financing Leases..........                 48,560
                                                                   -------

         Current Portion ..........................                $37,653
         Non-Current Portion.......................                 10,907
                                                                   -------

Net Investment in Direct Financing Leases..........                $48,560
                                                                   =======


         The total minimum lease payments receivable in the two succeeding fiscal years are as follows:

         1999 .............................$56,937
         2000.............................. 12,247
                                           -------
                  Total                    $69,184
                                           =======

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                     March 31,
                                                       1998
                                                     ---------
Accounts Payable...............................      $ 161,830
National Advertising Fund......................        144,022
Payroll........................................         30,219
Commissions and Royalties......................        144,040
Professional Fees..............................         83,254
Income Taxes Payable...........................        201,676
Other..........................................        108,649
                                                     ---------

                                                     $ 873,690
                                                     =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998

5.EARNINGS PER SHARE

         A reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share for the years ended March 31, 1997 and 1998 is as follows:

                                      1997                 1998
                                   ----------           -----------

BASIC EPS COMPUTATION

Numerator:
 Net income applicable to
  common shares                    $  417,843           $   436,473

Denominator:
 Weighted average common
  shares                            4,101,904             4,266,711
                                   ----------            ----------

Basic EPS                          $      .10            $      .10
                                   ==========            ==========

DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to
  common shares                    $  417,843            $  436,473
 Dividends on convertible
  preferred stock                     119,648               111,431
                                   ----------             ---------
                                      537,491               547,904
                                   ----------             ---------

Denominator
 Weighted average common
  shares                            4,101,904             4,266,711
 Convertible preferred
  stock                             1,439,125             1,366,000
 Weighted average options
  and warrants                        542,014               282,041
                                   ----------             ---------
                                    6,083,043             5,914,752

Diluted EPS                        $      .09            $      .09
                                   ==========            ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


6.       INCOME TAXES

         The Company accounts for income taxes on the liability method, as prescribed by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). The provision for income taxes for the years ended March 31, 1997 and 1998 consists of the following:

                                               1997               1998
                                               ----               ----

  Currently payable
    State income taxes.................      $ 28,214           $ 51,341
    Federal income taxes...............        34,225            225,695
                                             --------            -------
          Total currently payable......        62,439            277,036

  Deferred.............................          -               (68,508)
                                             --------            -------
          Total........................      $ 62,439           $208,528
                                             ========           ========

         The reconciliation of the provision for income taxes computed at statutory rates to the provision for income taxes provided on pre-tax income for the year ended March 31, 1997 and 1998 is as follows:

                                                1997             1998
                                             ---------        ---------

  Federal taxes at statutory
    rate............................         $ 189,825        $ 257,187

  Utilization of tax loss
    carryforward....................          (155,600)            -

  Reduction in valuation allowance..              -            (100,000)

  State and local taxes, net........            28,214           51,341
                                             ---------        ---------


        Total.......................         $  62,439        $ 208,528
                                             =========        =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


6.       INCOME TAXES-continued

         The significant components of the deferred income tax asset and (liability), stated by source of the difference between financial accounting and tax basis as of March 31, 1998 is as follows:

                                                         1998
                                                      ----------
 Deferred tax assets:
   Reserve for doubtful accounts.................     $ 266,225
   Accrued expenses..............................       101,190
   Other ........................................        10,891
                                                      ----------
                                                        378,306
 Deferred tax liabilities:
   Fixed assets..................................       (33,068)
                                                      ----------

 Net deferred tax asset before
   valuation allowance...........................       345,238

 Valuation allowance.............................      (276,730)
                                                      ----------
 Net deferred tax asset..........................     $  68,508
                                                      ==========

         The net change in the valuation allowance for the year ended March 31, 1998 was a decrease of $100,000. The valuation allowance is being reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


7.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments
         -----------------

         The Company's corporate offices are occupied under the terms of operating leases from both related and non-related parties, the longest of which expires in November, 1999. Future minimum lease payments under non-cancelable agreements are as follows:

         March 31,
         ---------
         1999.....................$66,712
         2000.....................$45,357


         Total rent expense for the years ended March 31, 1997 and 1998 was $70,064 and $71,999, of which $7,189 and $9,649, respectively was to the related party (see Note 8).

         Litigation
         ----------

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

8.       RELATED PARTY TRANSACTIONS

         The Company has entered into a Management  Agreement with K.A.B.,  Inc.
(KAB), a management  consulting  group controlled by and affiliated with Kenneth
L. Blum, Sr., Chairman of the Board of Directors and Chief Executive Officer of the Company, which expires July 1, 2003. As a part of this agreement, KAB provides direct overall management of the Company's operations. Total annual fees paid to KAB under the management agreement for the years ended March 31, 1997 and 1998 were $200,000 and $250,000 respectively. KAB has also been granted an option to purchase up to 2,250,000 shares of the Company's common stock (see note 9).

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


8.       RELATED PARTY TRANSACTIONS - continued

         The Company leases a portion of its corporate offices under the terms of a month-to-month operating lease with American Business Information Systems, Inc. (ABIS), a related party of KAB. The Company paid $7,189 and $9,649 for the years ended March 31, 1997 and 1998, respectively, to ABIS under this agreement.

         In 1995, the Company entered into an agreement with ABIS, a related party of KAB, to develop computer software and related documentation over a five-year term. For the years ended March 31, 1997 and 1998, $34,204 and $21,839, respectively, have been paid to ABIS under this agreement.

         In 1995, the Company retained Richter & Co., Inc., a related party, to serve as exclusive financial advisor and placement agent for the Company. For its role of placement agent and financial advisor, Richter & Co., Inc.'s fees will be contingent and based upon transactions completed, as defined in the agreement. For the years ended March 31, 1997 and 1998, there were no fees paid to Richter & Co., Inc. pursuant to this agreement.

         Richter & Co., Inc. provides ongoing financial management services to the Company at no charge. In the opinion of management, the terms of the Company's agreements with Richter, KAB and ABIS taken as a whole are at least as favorable to the Company as could be obtained from third parties.


9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS

         Options and warrants to acquire shares of the Company's common stock are granted at a value not less than 100% of the fair market value of the underlying stock on the date of issuance.

         Under the Company's stock option plans, 300,000 shares of the Company's common stock are reserved and available for issuance upon the exercise of options granted to employees, including officers and directors. At March 31, 1998, no options were outstanding under the plan.

         The Company has issued stock options to acquire 2,250,000 shares of its common stock to

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS - continued

KAB in conjunction with its management agreement. These options are not part of the foregoing plan. During the year ended March 31, 1996, KAB transferred
(a)483,333 and 604,167 vested and unvested options, respectively, to each of Kenneth L. Blum Jr., the Company's president, and Mr. Blum's sister, Robin Cohn;
(b) 20,000 and 25,000 vested and unvested options, respectively, to Richter & Co., Inc., an affiliate of William L. Richter, a director of the Company and financial advisor; and 13,333 and 16,666 vested and unvested options, respectively, to Mr. Richter. In April 1996, the Company approved the extension of the term of the KAB Management Agreement for five years expiring June 30, 2003, the extension of the options originally granted to KAB by five years (with a corresponding delay in the fixed vesting date until July 1, 2002), and the addition of a cashless exercise feature.

         The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants issued in fiscal year 1997: risk free interest rate of 6.870%; expected volatility of 57.880%, and expected lives of 2.92 to 6.21 years. There were no stock options granted during fiscal year 1998.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS - continued


         The following table summarizes option activity:

                                                          1997        1998
                                                        Weighted    Weighted
                                                        Average     Average
                             1997           1998        Exercise    Exercise
                             Shares         Shares        Price       Price
                           ---------      ---------     --------    --------
Options outstanding at
  beginning of year        2,305,000      2,265,000      $ 1.17      $ 1.08
Options exercised               -              -            -           -
Options granted            2,250,000           -           1.15         -
Options canceled          (2,250,000)          -           1.30         -
Options expired              (40,000)       (15,000)        -          1.44
                          -----------     ----------

Options outstanding at
  end of year              2,265,000      2,250,000      $ 1.08      $ 1.08

Option price range at
  end of year              $ 1.00 to      $ 1.00 to
                           $ 1.44         $ 1.15
Option price range for
  exercised shares            -              -

Weighted-average fair
 value of options,
 granted during
   the year                $ 0.70         $  -

At March 31, 1997 and 1998, 1,015,000 and 1,000,000 options, respectively, were exercisable.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS - continued

         The following table summarizes options outstanding at March 31, 1998:

                                                        Weighted Average
         Number       Exercise     Weighted Average         Remaining
      Outstanding      Price       Exercise Price       Contractual Life
      -----------    ---------     ----------------     ----------------

       2,250,000     $ 1.00 to         $ 1.08              5.25 years
                     $ 1.15


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options plans. Had compensation cost been recognized based on the fair value at the grant date on a straight-line basis over the vesting period of the grant for the fiscal 1997 awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                1997             1998
                                            -----------      -----------
     Net income applicable to common
       and common equivalent shares
         As reported                        $   417,843      $   436,473
         Pro forma                          $   190,546      $   351,579

     Earnings per share

       Basic:
         As reported                        $       .10      $       .10
         Pro forma                          $       .05      $       .08

       Diluted:
         As reported                        $       .09      $       .09
         Pro forma                          $       .03      $       .06

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


9.       STOCK OPTION PLANS AND COMMON STOCK WARRANTS - continued

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

         In April, 1996, the Company extended 135,000 of the warrants originally issued to Richter & Co., Inc. for an additional five years in consideration of services rendered in connection with the renegotiation of the KAB Management Agreement and related services.

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

         A summary of changes in outstanding warrants for the year ended March 31, 1998 is as follows:

                                        Number of     Exercise Price
                                         Warrants      per Warrant
                                       ----------     --------------

   Outstanding, beginning of year..      290,000       $.80 - $1.50
   Issued..........................         -
   Exercised.......................         -
   Canceled........................       (5,000)             $1.25
                                       ----------

   Outstanding, end of year........      285,000       $.80 - $1.25
                                       ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


10.      PREFERRED STOCK

         The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless all dividends on the preferred stock for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof. Holders of Preferred Stock, voting as a class, are entitled to elect up to four members of a seven member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of a voting trust, Richter Investment Corp. holds a proxy to vote approximately 96% of the Preferred Stock, and, by virtue of his control over Richter Investment Corp., William L. Richter can be deemed to have voting control over such shares. The holders of the Series A Preferred are entitled to cumulative dividends at an annual rate of eight cents per share. The Series A Preferred is convertible, at the option of the holder, into common shares on the basis of one share of common for each share of Series A Preferred.

         During the year ended March 31, 1998, the Company repurchased and retired 20,625 shares of preferred stock and 52,500 preferred shares were converted to common shares, reducing the total outstanding preferred shares from 1,439,125 to 1,366,000. At March 31, 1998, undeclared and unpaid cumulative preferred dividends amounted to $221,511. During the year ended March 31, 1998, the Company declared preferred dividends totaling $111,431, plus $41,127 of dividend arrearages, and at March 31, 1998, unpaid declared preferred dividends totaled $27,320.


11.      OTHER REVENUES

         Components of other revenues for the years ended March 31, 1997 and 1998 were as follows:
                                       1997             1998
                                     --------         --------
Promotional materials.......           94,685          106,779

Other.......................           12,666           25,879
                                     --------         --------

                                     $107,351         $132,658
                                     ========         ========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


12.      CONCENTRATIONS OF CREDIT RISK - CASH

         The Company maintains its cash balances in a financial institution located in Maryland, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk.

13.  GEOGRAPHIC AND INDUSTRY SEGMENTS

         The Company currently operates in two principal segments: Vehicle Rental Franchise Programs and Insurance Coverage.

         The Company's foreign operations are presently conducted by CAR Insurance in Bermuda.

         Information by geographic area and industry segment is as follows:

                                                  1997           1998
                                              ----------      ----------

Net revenues to unaffiliated customers
 Vehicle Rental Franchises-United States      $3,623,503      $4,097,582
 Insurance-United States                         161,497          20,921
 Insurance-Bermuda                                  -            558,142
                                              ----------      ----------
                                              $3,785,000      $4,676,645
                                              ==========      ==========

Operating income (loss)
 Vehicle Rental Franchises-United States      $ 438,622       $  645,103
 Insurance-United States                         94,741           26,460
 Insurance-Bermuda                                  -             22,522
                                              ----------      ----------
                                              $  533,363      $  694,085
                                              ==========      ==========

Assets
 Vehicle Rental Franchises-United States      $2,247,278      $2,630,585
 Insurance-United States                          77,495          10,625
 Insurance-Bermuda                               269,170       1,022,902
                                              ----------      ----------
                                              $2,593,943      $3,664,112
                                              ==========      ==========

Capital expenditures
 Vehicle Rental Franchises-United States      $  144,460      $   75,270
 Insurance-United States                            -               -
 Insurance-Bermuda                                  -               -
                                              ----------      ----------
                                              $  144,460      $   75,270
                                              ==========      ==========

Depreciation and amortization expense
 Vehicle Rental Franchises-United States      $  114,664      $  121,461
 Insurance-United States                            -               -
 Insurance-Bermuda                                  -               -
                                              ----------      ----------
                                              $  114,664      $  121,461
                                              ==========      ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


14.      SUBSEQUENT EVENTS

         On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock, subject to the same terms and conditions of the share repurchase program initiated in the year ended March 31, 1996.

         On May 15, 1998, the Company paid 20% of the dividend arrearages on all preferred shares outstanding as of March 31, 1998. These paid arrearages totaled $44,302, which was paid with and in addition to the regular quarterly preferred dividend on May 15, 1998. Remaining undeclared and unpaid cumulative preferred dividends were reduced to $177,209.

         In June 1998, Chase increased the letter of credit associated with the reinsurance arrangement from $500,000 to $1,000,000. The Company made an additional deposit of $388,000 in the Bank of Butterfield resulting in a total restricted deposit of $638,000, which is secured by a $638,000 letter of credit with the Bank of Butterfield.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


Item 8.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

Not Applicable. (The Company need not provide the disclosure called for by this Item because it has been previously reported, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).


                                    PART III
                                    --------

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
-------  -----------------------------------------------
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         ----------------------------------------------
         OF THE EXCHANGE ACT
         -------------------

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the fiscal year ended March 31, 1998. In making these disclosures, the Company has relied solely on representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

Item 10. EXECUTIVE COMPENSATION
-------- ----------------------
         Summary Compensation Table
         --------------------------

         The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer for services rendered to the Company during the fiscal years ended March 31, 1996, 1997 and 1998. No other executive officer who was serving as an executive officer during the year ended March 31, 1998 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the fiscal year.

                                                   Annual               Long-Term
                                                Compensation       Compensation Awards
                                              ----------------  -------------------------

                                                                  Securities Underlying
Name and Principal Position          Year       Salary($)(1)         Options/SARs(#)
----------------------------       --------   ----------------  -------------------------

Kenneth L. Blum, Sr., CEO            1998         $250,000                --(2)
                                     1997          250,000                --(2)
                                     1996          200,000                --(2)


(1) Mr. Blum became Chief Executive Officer of the Company in connection with a Management Agreement between the Company and K.A.B., Inc., a Florida corporation ("K.A.B.") effective June 30, 1993. Mr. Blum does not receive cash compensation directly from the Company. K.A.B. receives cash compensation pursuant to the Management Agreement of $250,000 per year plus expense reimbursements (in the amount of $8,037). The amounts indicated in the table represent compensation received by K.A.B. pursuant to the Management Agreement. Mr. Blum is the sole stockholder of K.A.B. See Item 12. Certain Relationships and Related Transactions under the caption "Certain Transactions -
         Management Agreement with K.A.B., Inc. and Related Transactions - Management Agreement."

(2) During the year ended March 31, 1994, K.A.B. received options for the purchase of 2,250,000 shares of the Company's Common Stock in connection with the Management Agreement. During the year ended March 31, 1995, the Board of Directors approved the vesting of 1,000,000 of these options at an exercise price of $1.00 per share. Effective July 20, 1995 the exercise price of the balance of the options was set by the Board of Directors at $1.15 per share, with vesting, subject to continued employment, on July 1, 2002, or earlier subject to satisfaction of performance targets. Also effective on that date, K.A.B. transferred the Options to certain transferees. See Item 12. Certain Relationships and Related Transactions under the caption
         "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


                      Option/SAR Grants in Last Fiscal Year

         No stock options or SARs were granted to the executive officer named in the Summary Compensation Table during the last fiscal year. See Item 12. Certain Relationships and Related Transactions under the caption "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."

               Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Value Table

         No executive officer named in the Summary Compensation Table held or exercised options at the end of the last fiscal year. See Item 12. Certain Relationships and Related Transactions under the caption "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."

Employment/Change of Control Arrangements

         In the event of termination of the Management Agreement with K.A.B. without cause, all options granted to K.A.B. in connection with the Management Agreement remain outstanding for the balance of their ten-year term. See Item
12. Certain Relationships and Related Transactions under the caption "Certain Relationships and Related Transactions -- Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."

Compensation of Directors

         Currently, directors of the Company who also serve as officers of the Company and outside directors receive no cash compensation in connection with the services they render as directors. (Officers, however, receive compensation in their capacity as officers as described above.) Directors are reimbursed for expenses incurred in connection with their board service.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------- -----------------------------------------------
         AND MANAGEMENT
         --------------

         As of May 26, 1998, the persons and entities identified in the following table, including all directors, executive officers and persons known to the Company to own more than 5% of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, the shares of voting

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------- -----------------------------------------------
         AND MANAGEMENT-continued
         ------------------------

securities reflected in such table. All the outstanding shares of Preferred Stock are immediately convertible at the option of the holder into Common Stock, on a share-for-share basis. Except as otherwise specified, the named beneficial owner has sole investment and voting power with respect to such shares.


                                                                                        Total(1)

                                                                             ----------------------------

                                                              Shares
Name and Address of Beneficial           Title of          Beneficially                           % of
Owner                                      Class              Owned            % of Class        Common
-------------------------------       --------------     ----------------    --------------    ----------

David Schwartz                            Common             865,000(2)           20.8             --
Bundy Rent-A-Wreck
12333 W. Pico Blvd.
Los Angeles, CA 90064

Cumberland Associates                     Common             151,200(3)            3.6             --
1114 Ave. of the Amer.                 Preferred(4)           96,250               7.0             5.8
New York, NY  10035

William L. Richter                        Common             881,040(5)           20.5             --
c/o Richter & Co., Inc.                Preferred(4)        1,342,875(5)           96.0            33.1(6)
450 Park Avenue
New York, NY 100022

Alan L. Aufzien                           Common              32,500               **              --
P.O. Box 2369                          Preferred(4)           34,375               2.5             1.6
Secaucus, NJ 07094

Kenneth L. Blum, Sr.(8)                     --                  --                 --              --
11460 Cronridge Dr., #120
Owings Mills, MD 21117

Kenneth L. Blum, Jr.(7)(8)                Common             650,000              14.0             --
11460 Cronridge Dr., #120
Owings Mills, MD 21117

Robin Cohn (7)(8)                         Common             649,999              14.0             --
c/o Rent-A-Wreck of America, Inc.
11460 Cronridge Dr., #120
Owings Mills, MD  21117

All Directors and Executive Officers      Common           2,428,540(5)           50.7             --
as a Group, including the Directors                          (7)(8)
Named Above (5 persons)                Preferred(4)        1,311,000(5)           96.0            57.4(6)

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------- -----------------------------------------------
         AND MANAGEMENT-continued
         ------------------------

* Represents percentage ownership of Common Stock based upon shares of Common Stock owned or deemed owned due to presently exercisable warrants and options and after such person's conversion of Preferred Stock.
**   Less than 1%.
(1) Based on 4,162,792 Common Shares and 1,366,000 shares of Preferred Stock outstanding on the date of this table, May 26, 1998.
(2)  Pledged to secure third-party bank loan to stockholder.
(3) Cumberland Associates is a limited partnership organized under the laws of the State of New York and is engaged in the business of managing, on a discretionary basis, eleven securities accounts. K. Tucker Andersen, Richard Reiss, Jr., Robert Bruce III, and Oscar S. Schafer are the general partners (the "General Partners") of Cumberland Associates. The business address of each of the General Partners is the same as that of Cumberland Associates. By virtue of Rule 13d-3, each of the General Partners may be deemed the beneficial owner of all of the shares of Common Stock owned by Cumberland Associates. The foregoing information is based on a Schedule 13D dated October 10, 1989, filed by Cumberland Associates, as supplemented by additional information supplied to the Company by Cumberland Associates.
(4) Holders of Preferred Stock, voting as a class, are entitled to elect up to four members of a seven member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Currently holders of preferred stock nominate and elect two of the four directors. Pursuant to the terms of proxies granted to Richter Investment Corp. ("RIC"), 96% of the Preferred Stock may be voted by RIC as of the date of this table. The proxies are effective until such time that less than $500,000 of Preferred Stock remains outstanding. See note 5 below.
(5) Includes 57,334 shares of Common Stock issuable upon exercise of options and warrants (currently exercisable or exercisable within 60 days), 178,750 shares of Preferred Stock, and 6,200 shares of Common Stock and 13,750 shares of Preferred Stock held by family members. Also includes 550,000 shares of Preferred Stock and 275,000 shares of Common Stock held by RIC, 144,375 shares of Common Stock and warrants (currently exercisable or exercisable within 60 days) to acquire 82,000 shares of Common Stock held by Richter & Co., Inc. ("RCI"), and 46,600 shares of Common Stock held in RCI's trading account. Also includes an additional 568,500 shares of Preferred Stock as to which RIC holds voting

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------- -----------------------------------------------
         AND MANAGEMENT-continued
         ------------------------

     authority via proxy (see note 4 above). Mr. Richter has voting control of RIC, and RIC holds 100% of the outstanding stock of RCI. Mr. Richter, RIC and RCI have the same address. Mr. Aufzien's 34,375 shares of preferred stock are subject to a voting proxy granted to RIC.
(6) Excludes 568,500 shares of Preferred Stock as to which RIC holds voting authority via proxy (see notes 4 and 5 above) because RIC would not have voting or investment control of the Common Stock issued upon conversion of such Preferred Stock.
(7) Mr. Blum, Sr. is the father of Kenneth L. Blum Jr. and Robin Cohn; see note 9 below. Mr. Blum disclaims beneficial ownership of shares held by Mr. Blum, Jr. and Ms. Cohn. See also Item 12. Certain Relationships and Related Transactions.
(8) Includes 483,333 shares issuable pursuant to currently exercisable options and, in the case of Ms. Cohn, includes 166,666 shares held jointly with spouse. See note 8 above. Mr. Blum, Jr. and Ms. Cohn disclaim beneficial ownership of shares held by each other. For information regarding additional options held by Mr. Blum, Jr. and Ms. Cohn which are not currently exercisable (and thus not deemed beneficially owned for purposes of the above table), see Item 12. Certain Relationships and Related Transactions under the caption "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."


Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         Reference is made to footnote 8 of the Company's audited financial statements for the description of such information.

Item 13. Exhibits and Reports on Form 8-K
-------- --------------------------------


(a)      The following documents are filed as part of this report:

         1.       The  financial   statements,   notes  thereto  and  Report  of
                  Independent   Public   Accountants  listed  in  the  Index  to
                  Consolidated Financial Statements set forth in Item 7.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998


Item 13. Exhibits and Reports on Form 8-K-continued
-------- ------------------------------------------

         2.       The  Exhibits  listed  in  the  Exhibit  Index  following  the
                  Signatures  page,   which  is  incorporated   herein  by  this
                  reference.

         3. Financial Statement Schedules for the years in the period ended March 31, 1997 and 1998, as applicable.

                         RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                         SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                              YEARS ENDED MARCH 31, 1997 and 1998


                                                       ADDITIONS
                                            -----------------------------
                            BALANCE AT      CHARGED TO                                       BALANCE
                            BEGINNING       COSTS AND        CHARGED TO                      AT END
DESCRIPTION                 OF PERIOD       EXPENSES       OTHER ACCOUNTS   DEDUCTIONS       OF PERIOD
-----------                 ---------       --------       --------------   ----------       ---------

MARCH 31, 1997

Allowance for
  doubtful accounts         $ 792,980       $ 203,217       $      -        $ 217,162 (1)    $ 779,035
                            =========       =========       ============    =========        =========

Valuation allowance on
 net deferred tax assets    $ 513,000       $    -          $      -        $ 136,000        $ 377,000
                            =========       =========       ============    =========        =========

MARCH 31, 1998

Allowance for
  doubtful accounts         $ 779,035       $  73,455       $      -        $ 169,859 (1)    $ 682,631
                            =========       =========       ============    =========        =========

Valuation allowance on
 net deferred tax assets    $ 377,000       $    -          $      -        $ 100,000        $ 277,000
                            =========       =========       ============    ==========       =========

         (1)      Accounts written off

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Rent-A-Wreck of America, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Rent-A-Wreck of America, Inc.
Registrant

By:                                 Date:


 /s/ Mitra Ghahramanlou                    June 25, 1998
-----------------------------       -----------------------------
Mitra Ghahramanlou
Chief Accounting Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates as indicated:

Signature and Title                   Date
-------------------                   ----


 /s/ Kenneth L. Blum, Sr.                June 25, 1998
------------------------------        ------------------------
Kenneth L. Blum, Sr.
Chairman of the Board
and Director (Principal
Executive Officer)

 /s/ Mitra Ghahramanlou                  June 25, 1998
------------------------------        ------------------------
Mitra Ghahramanlou
Chief Accounting Officer
(Principal Financial and
Accounting Officer)

 /s/ David Schwartz                      June 25, 1998
------------------------------        ------------------------
David Schwartz
Vice Chairman of the Board

 /s/ William L. Richter                  June 25, 1998
------------------------------        ------------------------
William L. Richter
Vice Chairman of the Board


 /s/ Alan Aufzien                        June 25, 1998
------------------------------        ------------------------
Alan Aufzien, Director

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 1998


                                             Incorporated
Exhibit No.    Exhibit                       by Reference from
-----------    -------                       -----------------

3.1            Certificate of                Form 10-K for the
               Incorporation                 Fiscal year ended
                                             March 31, 1997.


3.2            Bylaws,                       Form 10-K
               as amended                    for the fiscal
                                             year ended March 31,
                                             1986, in which the Bylaws,
                                             are incorporated by reference
                                             and amendments to Bylaws
                                             are filed therein.

4.1            Terms of $250,000             Form 10-QSB for the
               Letter of Credit              quarter ended
               issued by the                 December 31, 1997.
               Bank of Butterfield,
               as contained in
               application dated June
               20, 1997, with attached
               Letter of Set-Off


4.15           Amendment to Letter           Filed herewith.
               Of Credit terms of
               $638,000 by the
               Bank of Butterfield,
               as contained in
               application dated
               June 20, 1997,
               with attached
               Letter of Set-Off

4.2            Financing Statement           Form 10-QSB for the
               dated June 10, 1997           quarter ended
               by Rent-A-Wreck               June 30, 1997.
               Leasing in favor
               of The Chase
               Manhattan Bank


4.3            General Security              Form 10-QSB for the
               Agreement dated               quarter ended
               June 4, 1997 by               June 30, 1997.
               Rent-A-Wreck
               Leasing in favor
               of The Chase
               Manhattan Bank

4.4            Financing Statement           Form 10-QSB for the
               dated June 10,                quarter ended
               1997 by Rent-A-Wreck          June 30, 1997.
               Operation, Inc. in
               favor of The Chase
               Manhattan Bank

4.5            General Security              Form 10-QSB for the
               Agreement dated               quarter ended
               June 4, 1997 by               June 30, 1997.
               Rent-A-Wreck
               Operation, Inc. in
               favor of The Chase
               Manhattan Bank


4.6            Financing Statement           Form 10-QSB for the
               dated June 10, 1997           quarter ended
               by Rent-A-Wreck One           June 30, 1997.
               Way in favor of The
               Chase Manhattan Bank


4.7            General Security              Form 10-QSB for the
               Agreement dated               quarter ended
               June 4,1997 by                June 30, 1997.
               Rent-A-Wreck One
               Way in favor of
               The Chase Manhattan
               Bank

4.8            Financing Statement           Form 10-QSB for the
               dated June 10, 1997           quarter ended
               by Bundy American             June 30, 1997.
               Corporation in favor
               of The Chase Manhattan
               Bank


4.9            General Security              Form 10-QSB for the
               Agreement dated June 4,       quarter ended
               1997 by Bundy American        June 30, 1997.
               Corporation in favor of
               The Chase Manhattan Bank


4.10           Financing Statement           Form 10-QSB for the
               by Rent-A-Wreck of            quarter ended
               America, Inc. dated           June 30, 1997.
               June 10, 1997 in
               favor of The Chase
               Manhattan Bank


4.11           General Security              Form 10-QSB for the
               Agreement dated               quarter ended
               June 4, 1997 by               June 30, 1997.
               Rent-A-Wreck
               of America, Inc.
               in favor of The
               Chase Manhattan Bank


4.12           Financing Statement           Form 10-QSB for the
               dated June 10, 1997           quarter ended
               by URM Corporation in         June 30, 1997.
               favor of The Chase
               Manhattan Bank


4.13           General Security              Form 10-QSB for the
               Agreement dated               quarter ended
               June 4, 1997 by               June 30, 1997.
               URM Corporation
               in favor of The
               Chase Manhattan
               Bank

4.14           Financing Statement           Form 10-QSB for the
               dated June 6, 1997            quarter ended
               by Central Life and           June 30, 1997.
               Casualty Company,
               Limited in favor of
               The Chase Manhattan
               Bank


4.15           General Security              Form 10-QSB for the
               Agreement dated               quarter ended
               June 4, 1997 by               June 30, 1997.
               Central Life
               and Casualty
               Company, Limited,
               in favor of
               The Chase
               Manhattan Bank


9              Voting Trust                  Form 10-K for the fiscal
               Agreement                     year ended March 31, 1990
                                             is incorporated by
                                             reference


10.1           Asset Purchase                Form 10-QSB for the
               Agreement dated               quarter ended December
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


10.5 *         Management Agreement -        Form 8-K, dated June 30,
               K.A.B., Inc. Related          1993 and is incorporated
               party dated June 30,          by reference.
               1993


10.5.1 *       Amendment  to  Management     Form 10-K for the fiscal
               Agreement  with  K.A.B.,      year ended March 31,
               Inc., Related party           1997.
               dated March 27, 1996



10.6 *         Stock Option Grant to         Form 8-K, dated June 30,
               K.A.B., Inc. dated            1993 and is incorporated
               June 30, 1993                 by reference.
                                             Amendment filed on Form
                                             10-K for the fiscal
                                             year ended March 31,
                                             1997.


10.6.1 *       Amendment to Stock            Form 10-K for the fiscal
               Option Grant to               year ended March 31,
               K.A.B., Inc. dated  1997.
               July 20, 1995


10.7 *         Registration Rights           Form 8-K, dated June 30,
               Agreement dated June          1993 and is incorporated
               30, 1993, among K.A.B.,       by reference.
               Inc., Kenneth L. Blum,
               Jr., Alan S. Cohn and
               the Company


10.8           Commercial Installment        Form 10-KSB for the
               Sales and Finance             fiscal year ended
               Agreement-K.A.B., Inc.        March 31, 1994.
               dated August 1, 1993


10.9           Franchise Agreement -         Form 10-KSB for the
               standard form                 fiscal year ended
                                             March 31, 1994.

10.10          Warrant Agreement -           Form 8-K, dated June 30,
               Richter & Co., Inc.           1993 and is incorporated
                                             by reference.


10.11          Software Development          Form 10-KSB for the
               and Computer Usage            fiscal year ended
               Agreement effective           March 31, 1995.
               January 1, 1995 between
               National Computer
               Services, Inc. and
               the Company.


10.12          Financial Advisory            Form 10-KSB for the
               Agreement between             fiscal year ended
               the Company and               March 31, 1995.
               Richter & Co., Inc.
               dated March 20, 1995.


10.13          Lease between the             Form 10-KSB for the
               Company and Owings            fiscal year ended
               Mills Commerce                March 31, 1996.
               Centre Limited
               Partnership dated
               September  19,  1995
               and  subordination,
               Attornment and Non-
               Disturbance Agreement.


10.14          Franchise Agreement -         Form 10-KSB for the
               standard form as of           fiscal year ended
               August 3, 1995                March 31, 1996.


10.15+         Facultative                   Filed herewith.
               Reinsurance Agreement
               dated March 1, 1997
               between National
               Union Fire Insurance
               Company of Pittsburg,
               PA. and Consolidated
               American Rental
               Insurance Company,
               LTD.

10.16          Standby or Performance        Filed herewith.
               Letter of Credit
               Application and
               Agreement dated June 3,
               1997 between Rent-A-Wreck
               Of America, Inc. and The
               Chase Manhattan Bank


10.16.1        First Amendment dated         Filed herewith.
               June 1, 1998 to the
               Standby or Performance
               Letter of Credit
               Application and
               Agreement dated June 3,
               1997 between Rent-A-Wreck
               Of America, Inc. and The
               Chase Manhattan Bank


21            List of Subsidiaries           Filed herewith.


27.1          Financial Data Schedule        Filed herewith.

27.2          Amended Financial Data
              Schedule                       Filed herewith.


+ Confidential Treatment sought for a portion of this exhibit.


*  Management contract or compensatory plan or arrangement.
                                       66