Form 10QSB
period 1998-06-30
RENT A WRECK OF AMERICA INC
filed 1998-08-14
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         EXCHANGE ACT
         For the transition period from ____________ to ____________
                  Commission File Number 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
     ---------------------------------------------------------------------
                    (Exact name of small business issuer as
                            specified in its Charter)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,088,792 shares as of July 28, 1998.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                           FORM 10-QSB - JUNE 30, 1998


                                      INDEX


Part I.   Financial Information                                            Page
-------------------------------                                            ----

Item   1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1998 and
            June 30, 1998 (Unaudited)                                       2-3

          Consolidated Statements of Earnings for
            the Three Months ended
            June 30, 1997 and 1998 (Unaudited)                                4

          Consolidated Statements of Cash Flows for
            the Three Months ended June 30, 1997 and
            1998 (Unaudited)                                                  5

          Notes to Consolidated Financial Statements
            (Unaudited)                                                     6-8

Item   2. Management's Discussion and Analysis or
            Plan of Operations                                             8-10

Part II.  Other Information
---------------------------



Item   1. Legal proceedings                                                  12

Item   2. Changes in Securities and Use of Proceeds                          12

Item   3. Defaults Upon Senior Securities                                    12

Item   4. Submission of Matters to a Vote of Security
          Holders                                                            12

Item   5. Other Information                                                  12

Item   6. Exhibits and Reports on Form 8-K                                   12

          Signatures                                                         13

Part I - Financial Information

Item 1 - Financial Statements


                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                         March 31,    June 30,
                                                           1998         1998
                                                        -----------  ----------
                                                                     (Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents.............................  $1,215,615   $  898,768
Restricted Cash.......................................     394,021      748,970
Accounts Receivable, net of allowance
  for doubtful accounts of $682,631 and $726,722 at
    March 31, 1998 and June 30, 1998, respectively:
    Continuing License Fees and
      Advertising Fees.................................    302,367      328,527
    Current Portion of Notes Receivable................    342,765      385,664
    Current Portion of Direct Financing
      Leases...........................................     37,653       22,578
    Insurance Premiums Receivable......................    560,219       48,432
    Other..............................................    176,166      163,742
Prepaid Expenses.......................................    133,856      138,609
                                                        -----------  ----------

    TOTAL CURRENT ASSETS...............................  3,162,662    2,735,290
                                                        -----------  ----------
PROPERTY AND EQUIPMENT:
  Furniture............................................     71,655       76,638
  Computer Hardware and Software.......................    314,657      327,628
  Machinery and Equipment..............................    101,868      102,311
  Leasehold Improvements...............................     37,896       37,896
  Vehicles.............................................     23,347       60,722
                                                        -----------  ----------
                                                           549,423      605,195
  Less:  Accumulated Depreciation and
         Amortization..................................   (265,476)    (294,499)
                                                        -----------  -----------

NET PROPERTY AND EQUIPMENT.............................    283,947      310,696
                                                        -----------  ----------
OTHER ASSETS:
  Trademarks and other Intangible Assets, net of
    accumulated amortization of $105,951 and $110,946 at
    March 31, 1998 and June 30, 1998, respectively.....    203,129      200,138
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $0
    at March 31, 1998 and June 30, 1998, respectively..     14,374       12,178
                                                        -----------  ----------

                                                           217,503      212,316
                                                        -----------  ----------

    TOTAL ASSETS....................................... $3,664,112   $3,258,302
                                                        ===========  ==========

The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,     June 30,
                                                           1998         1997
                                                        ----------  -----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses................ $  873,690   $  521,040
  Dividends Payable....................................     27,320       27,320
  Insurance Premiums Payable...........................    488,397      465,141
  Insurance Fees, Claims, and Loss Reserves............    244,815      188,411
  Other................................................      1,506        1,506
                                                        -----------  ----------

    TOTAL CURRENT LIABILITIES..........................  1,635,728    1,203,418
                                                        -----------  ----------

    TOTAL LIABILITIES..................................  1,635,728    1,203,418
                                                        -----------  ----------

COMMITMENTS AND CONTINGENCIES                                 -            -

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,366,000 shares at March
    31, 1998 and at June 30, 1998 (aggregate liquidation
    preference $1,151,300 at March 31, 1998 and at June
    30, 1998)..........................................     13,660       13,660
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,189,692 shares at March 31, 1998 and
    4,128,792 shares at June 30, 1998..................     41,896       41,288
  Additional Paid-In Capital...........................  2,900,382    2,832,448
  Accumulated Deficit..................................   (927,554)    (832,512)
                                                        -----------  -----------

    TOTAL SHAREHOLDERS' EQUITY.........................  2,028,384    2,054,884
                                                        -----------  ----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY........................................... $3,664,112   $3,258,302
                                                        ===========  ==========

The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        1997             1998
                                                     ----------       ----------
REVENUES:
  Initial License Fees.............................  $  270,500       $  312,000
  Advertising Fees.................................     176,845          191,455
  Continuing License Fees..........................     548,725          582,578
  Insurance Premiums...............................      87,567          162,043
  Vehicle Rental Operations........................       2,728            3,475
  Direct Financing Leases to Franchisees...........         375             -
  Other............................................      40,591           34,058
                                                     -----------      ----------

                                                      1,127,331        1,285,609
                                                     -----------      ----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits..............................     195,215          204,187
  Advertising and Promotion........................     221,064          233,794
  Insurance Underwriting Expenses..................      61,098          137,060
  Sales and Marketing..............................     221,312          221,207
  General and Administrative.......................     231,055          245,456
  Depreciation and Amortization....................      30,544           34,019
                                                     -----------      ----------

                                                        960,288        1,075,723
                                                     -----------      ----------

      OPERATING INCOME.............................     167,043          209,886

INTEREST INCOME, NET...............................      18,091           16,120
                                                     -----------      ----------

      INCOME BEFORE INCOME TAX EXPENSE.............     185,134          226,006
                                                     -----------      ----------

INCOME TAX EXPENSE.................................      52,500           59,342
                                                     -----------      ----------

      NET INCOME...................................  $  132,634       $  166,664

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK..................................      28,645           27,320
                                                     -----------      ----------
NET INCOME AFTER DIVIDENDS ON
  CONVERTIBLE CUMULATIVE PREFERRED STOCK...........  $  103,989       $  139,344
                                                     -----------      ----------
EARNINGS PER COMMON SHARE

  Basic                                              $      .02       $      .03
                                                     -----------      ----------

Weighted average common shares.....................   4,244,499        4,162,888
                                                     ===========      ==========

  Diluted                                            $      .02       $      .03
                                                     -----------      ----------
Weighted average common shares
 plus options and warrants.........................   6,390,030        5,631,968
                                                     ===========      ==========

The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended June 30,
                                                            ---------------------------
                                                                1997           1998
                                                             ----------     ---------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net income .............................................. $  132,634      $ 166,664
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization........................     30,544         34,019
      Provision for doubtful accounts......................     53,127         44,091
  Changes in assets and liabilities:
      Accounts and notes receivable........................    (95,936)       428,332
      Prepaid expenses.....................................    (82,230)        (4,753)
      Accounts payable and accrued
        expenses...........................................   (103,550)      (352,650)
      Insurance fees, claims, and
        loss reserves......................................     43,544        (56,404)
                                                             ----------     ----------

      Net cash (used in) provided by operating activities..    (21,867)       259,299
                                                             ----------     ---------
Cash flows from investing activities:
  (Increase) decrease in restricted cash...................     13,914       (354,949)
  Acquisition of property and equipment....................    (28,347)       (55,771)
  Additions to trademarks and other........................     (1,066)        (2,005)
                                                             ----------     ----------

      Net cash used in investing activities................    (15,499)      (412,725)
                                                             ----------     ----------
Cash flow from financing activities:
  Increase (decrease) in insurance premiums payable........    140,255        (23,256)
  Issuance of common stock.................................     12,500         16,000
  Repayments of long-term debt.............................     (2,021)          -
  Retirement of common stock...............................       -           (84,543)
  Preferred dividends paid.................................    (69,909)       (71,622)
                                                             ----------     ----------

      Net cash provided by (used in) financing activities..     80,825       (163,421)
                                                             ----------     ----------

      Net increase (decrease) in cash and cash
         equivalents.......................................     43,459       (316,847)

Cash and cash equivalents at beginning of period...........    858,427      1,215,615
                                                             ----------    ----------

Cash and cash equivalents at end of period.................  $ 901,886     $  898,768
                                                             ==========    ==========
Supplemental disclosure of cash flow information:
  Interest paid............................................  $   1,480           -
  Taxes paid...............................................  $  43,986     $  307,100

The accompanying notes are an integral part of these consolidated statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

         The consolidated balance sheet as of June 30, 1998, the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2.       PREFERRED STOCK

         As of March 31, 1998, preferred dividend arrearages were $221,511. The Company paid $44,302 of these arrearages during the quarter ended June 30, 1998. For the quarter ended June 30, 1998, the Company declared dividends totaling $27,320 which are expected to be paid during the second quarter of the Company's fiscal year. As of June 30, 1998, preferred dividend arrearages were $177,209.

3.       EARNINGS PER SHARE

         A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 1997 and 1998 is as follows:

                                              1997             1998
                                            --------         ------
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to
  common shares                            $  103,989       $   139,344

Denominator:
 Weighted average common
  shares                                    4,244,499         4,162,888
                                           ----------        ----------

Basic EPS                                  $      .02        $      .03
                                           ==========        ==========
DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to
  common shares                            $  103,989        $  139,344
 Dividends on convertible
  preferred stock                              28,645            27,320
                                           ----------        ----------
                                              132,634           166,664
                                           ----------        ----------
Denominator
 Weighted average common
  shares                                    4,244,499         4,162,888
 Convertible preferred
  stock                                     1,432,250         1,366,000
 Weighted average options
  and warrants                                713,281           103,080
                                           ----------        ----------
                                            6,390,030         5,631,968
                                           ----------        ----------

Diluted EPS                                $      .02        $      .03
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

Item 2.Management's Discussion and Analysis or
----------------------------------------------
          Plan of Operations
          ------------------

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

         Revenue from franchising operations which includes initial license fees, continuing license fees, advertising fees and direct financing leases increased by $89,588 (9%). Initial license fees increased by $41,500 (15%) due to the addition of new franchises. Continuing license fees increased by $33,853 (6%) and advertising fees increased by $14,610 (8%). These increases resulted primarily from the fleet growth at existing franchises and the Company's dedication of additional resources to the collection effort. Revenues from insurance premiums increased by $74,476 (85%) due to higher participation by the Company's franchisees in the CAR Insurance program that started in March 1997, partially offset by a $13,292 (100%) reduction in the physical damage insurance program ("CLC") due to its termination and replacement by CAR Insurance.

         Total operating expenses increased by $115,435 (12%) in this period compared to the same period in the prior year. Salary expense increased by $8,972 (4%) primarily as a result of hiring additional employees in order to manage the growth of the Company. Advertising and promotion expenses increased by $12,730 (6%), which resulted primarily from an increase in national advertising expense to promote the Company. Insurance underwriting expenses increased by $75,962 (124%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation of the Company's franchisees. General and administrative expenses increased by $14,401 (6%), which resulted primarily from additional expenses related to legal and accounting fees.

         Depreciation and amortization expense increased by $3,475 (11%) in this period compared to the same period in the prior year. This increase was primarily due to the additional investment in computer software and hardware.

         Net interest income decreased $1,971 (11%). This decrease was primarily due to interest paid to A.I.Credit Corporation ("AICCO") on the funds which CAR Insurance Company borrowed from AICCO to meet the capital requirements of the Bermuda Government in conjunction with the reinsurance program.

         The Company realized operating income of $209,886, before taxes and interest, for the three-month period ended June 30, 1998 compared to operating income of $167,043 for the same period in the prior year, reflecting an increase of $42,843 (26%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises and the Company's collection efforts.

         Income tax expense for the three-month period ended June 30, 1998 increased by $6,842 (13%) compared to the three-month period ended June 30, 1997 due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of $1,531,872 compared to $1,526,934 at March 31, 1998. This increase of $4,938 resulted primarily from the net profit earned during the three-month period ended June 30, 1998.

         The Company has finalized a $1,000,000 letter of credit with The Chase Manhattan Bank ("Chase") in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. Funds drawn against the letter of credit bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 8.5% on June 30, 1998). For the quarter ended June 30, 1998, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

         The Company was committed under capital lease agreements for various equipment, and it rents its office facilities under the terms of an operating lease. The capital lease obligations were $36,646 and $0 at June 30, 1997 and June 30, 1998, respectively. The Company has utilized its working capital to pay for these obligations.

         Furniture, equipment and leasehold improvements increased by $18,397 (3%) from March 31, 1998 to June 30, 1998. This increase occurred primarily due to additional investment in computer software and hardware. Vehicles increased by $37,375 (160%) from March 31, 1998 to June 30, 1998 due to the purchase of a vehicle for the Company.

         Cash provided by operations was $259,299, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable, offset by the increase in the Company's prepaid expenses, decrease in accounts payable and accrued expenses, and insurance fees, claims and loss reserves. Accounts and notes receivable decreased primarily from funds received from AIG in connection with the reinsurance program.

Prepaid expenses increased primarily due to the purchase of additional promotional items. Accounts payable and accrued expenses decreased primarily from income taxes paid for the year ended March 31, 1998. Cash used in investing activities of $412,725 related primarily to the acquisition of computer software, hardware, a Company vehicle and annual costs associated with renewing trademarks. Cash used in financing activities during the same period was $163,421, resulting from a decrease in insurance premiums payable and the payment of preferred dividends and buyback of common stock offset by the issuance of common stock in connection with warrants which were exercised.

         On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock. For the quarter ended June 30, 1998, the Company bought back and retired 80,900 shares of its common stock.

         The Company believes it has sufficient working capital to support its business plan through fiscal 1999.

IMPACT OF INFLATION

         Inflation has had no material impact on the operations and financial condition of the Company.

         The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation of the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998. All forward-looking statements should be considered in light of these risks and uncertainties.

                  Selected Financial Data
                  -----------------------

         Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended June 30, 1997 and 1998 and with respect to the balance sheets thereof at June 30 in each of those years.

         The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.
                                             Quarters ended June 30,
                                        ---------------------------------
                                                1997        1998
                                        ---------------------------------
                                         (in thousands except per share
                                        amounts and number of franchises)
                                                  (Unaudited)
Franchisees' Results

Franchisees' revenue (1)                      $9,145           $9,710
Number of franchises                             468              568

Results of Operations

Total revenue                                 $1,127           $1,286
Total expense                                    960            1,076
Income before income
  taxes                                          185              226
Net income                                       133              167
Earnings per common share

 Basic                                        $  .02           $  .03
 Weighted average common
  shares                                       4,244            4,163

 Diluted                                      $  .02           $  .03
 Weighted average common
  shares plus options and
   warrants                                    6,390            5,632

Balance Sheet Data

Working capital                               $1,261           $1,532
Total assets                                  $2,748           $3,258
Long-term obligations                         $   28           $ --
Shareholders' Equity                          $1,831           $2,055

         (1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees in paying license fees.

Part II.  Other Information

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

         On June 30, 1998, the Company issued 20,000 shares of its common stock in connection with the exercise of warrants. See also Item 5 below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         The information disclosed in footnote 2 to the financial statements provided in Part I Item 1 of this Report on Form 10-QSB is incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         On April 23, 1998, approximately 96% of the outstanding shares of Series A Preferred Stock consented to the corporation's authorization of the repurchase of up to 500,000 shares of the Company's Common Stock or its Series A Preferred Stock.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         During the quarter ended June 30, 1998, the Company bought back and retired 80,900 shares of its common stock, reducing total outstanding common shares from 4,189,692 to 4,128,792.

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

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                       Date:



/s/Mitra Ghahramanlou                        August 11, 1998
-----------------------                    -------------------
Mitra Ghahramanlou
Chief Accounting Officer



/s/Kenneth L. Blum, Sr.                      August 11, 1998
-----------------------                    -------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1998




EXHIBIT NO.                DESCRIPTION
-----------                -----------


   27.1                Financial Data Schedule            Filed herewith.
   27.2                Financial Data Schedule            Filed herewith.