Form 10KSB40/A
period 1998-03-31
RENT A WRECK OF AMERICA INC
filed 1998-09-29
CIK 763567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                           Commission File No. 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
                      -------------------------------------
                      (EXACT NAME OF ISSUER IN ITS CHARTER)


         Delaware                                        95-3926056
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

11460 Cronridge Drive, Suite 120, Owings Mills, MD           21117
--------------------------------------------------           -----
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
                           Yes   X      No
                               ------     ------
         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year. $4,676,645
                                                                 ---------------
         4,162,792 shares of common stock were outstanding as of May 26, 1998.

         Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the last bid and asked price of the Common Stock on the Nasdaq SmallCap Market, was $2,538,080 on May 26, 1998. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed t be affiliates. This determination of affiliate status is not necessarily conclusive.

         The following documents are incorporated by reference and made a part of the Form 10-KSB/A:

         1. None.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       ---   ---

         This Amendment No. 1 is being filed to include portions of Schedule No. 1 to Exhibit 10.15 which the issuer no longer seeks confidential treatment of with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with Rule 12b-25 and Section 13 or 15(d) of the Securities Exchange Act of 1934, Rent-A-Wreck of America, Inc. has caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized:

Rent-A-Wreck of America, Inc.
Registrant

By:                                                      Date:


/s/ Mitra Ghahramanlou                                   9/25/98
-------------------------                                -------------------
Mitra Ghahramanlou
Chief Accounting Officer

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                  FORM 10-KSB/A
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 1998



                                                        Incorporated by
Exhibit No.          Exhibit                            Reference from
-----------          -------                            --------------

10.15           Facultative Reinsurance                 Amended Schedule 1 filed
                Agreement dated March 1, 1997           herewith.
                between National Union Fire
                Insurance Company of Pittsburgh,
                PA and Consolidated American
                Rental Insurance Company, Ltd.