Form 10QSB
period 1998-09-30
RENT A WRECK OF AMERICA INC
filed 1998-11-03
CIK 763567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,098,792 shares as of October 15, 1998.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                        FORM 10-QSB - SEPTEMBER 30, 1998

                                      INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE
                                                                       ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1998 and
            September 30, 1998 (unaudited)                              2-3

          Consolidated Statements of Earnings for
            the Three and Six Months ended
            September 30, 1997 and 1998 (Unaudited)                       4

          Consolidated Statements of Cash Flows for
            the Six Months ended September 30,
            1997 and 1998 (Unaudited)                                     5

          Notes to Consolidated Financial Statements
            (Unaudited)                                                 6-7

Item 2.   Management's Discussion and Analysis or
            Plan of Operations                                         8-11


PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                              13

Item 2.   Changes in Securities and Use of Proceeds                      13

Item 3.   Defaults Upon Senior Securities                                13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 5.   Other Information                                              14

Item 6.   Exhibits and Reports on Form 8-K                               14

          Signatures                                                     15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    March 31,      September 30,
                                                      1998             1998
                                                    ---------     -------------
                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and Cash Equivalents .....................  $ 1,215,615      $ 1,035,871
 Restricted Cash ...............................      394,021          786,583
 Accounts Receivable, net of allowance for
  doubtful accounts of $682,631 and $741,564
  at March 31, 1998 and September 30, 1998,
  respectively:
    Continuing License Fees and
      Advertising Fees .........................      302,367          402,814
    Current Portion of Notes Receivable ........      342,765          453,251
    Current Portion of Direct Financing
      Leases ...................................       37,653           20,582
    Insurance Premiums Receivable ..............      560,219           33,360
    Other ......................................      176,166          182,511
 Prepaid Expenses ..............................      133,856          154,865
                                                  -----------      -----------

    TOTAL CURRENT ASSETS .......................    3,162,662        3,069,837
                                                  -----------      -----------
PROPERTY AND EQUIPMENT:
 Furniture .....................................       71,655           84,884
 Computer Hardware and Software ................      314,657          346,058
 Machinery and Equipment .......................      101,868          103,748
 Leasehold Improvements ........................       37,896           37,896
 Vehicles ......................................       23,347           97,745
                                                  -----------      -----------
                                                      549,423          670,331
 Less: Accumulated Depreciation and
       Amortization ............................     (265,476)        (323,117)
                                                  -----------      -----------

NET PROPERTY AND EQUIPMENT .....................      283,947          347,214
                                                  -----------      -----------
OTHER ASSETS:
 Trademarks and other Intangible Assets, net
  of accumulated amortization of $105,951
  and $116,004 at March 31, 1998 and
   September 30, 1998, respectively ............      203,129          199,523
 Long-term Portion of Notes and Direct
   Financing Lease Receivables .................       14,374           14,624
                                                  -----------      -----------
                                                      217,503          214,147
                                                  -----------      -----------

    TOTAL ASSETS ...............................  $ 3,664,112      $ 3,631,198
                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,  September 30,
                                                          1998         1998
                                                        ---------  -------------
                                                                    (Unaudited)

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .............. $  873,690    $  800,496
  Dividends Payable ..................................     27,320        27,320
  Insurance Premiums Payable .........................    488,397       235,852
  Insurance Fees, Claims, and Loss Reserves ..........    244,815       245,630
  Other ..............................................      1,506         1,506
                                                       ----------    ----------

    TOTAL CURRENT LIABILITIES ........................  1,635,728     1,310,804
                                                       ----------    ----------

    TOTAL LIABILITIES ................................  1,635,728     1,310,804
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES ........................         --            --

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,366,000 shares at
    March 31, 1998 and September 30, 1998
    (aggregate liquidation preference $1,092,800
    at March 31, 1998 and September 30, 1998) ........     13,660        13,660
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    4,189,692 shares at March 31, 1998 and
    4,098,792 shares at September 30, 1998 ...........     41,896        40,988
  Additional Paid-In Capital .........................  2,900,382     2,790,730
  Accumulated Deficit ................................   (927,554)     (524,984)
                                                       ----------    ----------

    TOTAL SHAREHOLDERS' EQUITY .......................  2,028,384     2,320,394
                                                       ----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY ......................................... $3,664,112    $3,631,198
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                       Three Months             Six Months
                                    Ended September 30,     Ended September 30,
                                      1997        1998        1997        1998
                                      ----        ----        ----        ----
REVENUES:
 Initial License Fees ........... $  125,750  $  367,051  $  396,250  $  679,051
 Advertising Fees ...............    214,914     259,285     391,759     450,740
 Continuing License Fees ........    753,276     791,488   1,302,001   1,374,066
 Insurance premiums .............    148,436     200,974     236,003     363,017
 Vehicle Rental Operations ......      5,481       4,815       8,209       8,290
 Direct Financing Leases to
  Franchisees ...................      1,700         525       2,075         525
 Other ..........................     32,901      42,126      73,492      76,184
                                  ----------  ----------  ----------  ----------
                                   1,282,458   1,666,264   2,409,789   2,951,873
                                  ----------  ----------  ----------  ----------
EXPENSES:
 Salaries, Consulting Fees and
   Employee Benefits ............    195,678     220,806     390,893     424,993
 Sales and Marketing Expenses ...     92,064     147,754     278,209     368,961
 Advertising and Promotion ......    314,813     410,684     571,043     644,478
 Underwriting Expenses ..........    121,535     152,986     182,634     290,046
 General and Administrative
  Expenses ......................    256,004     209,520     487,059     454,976
 Depreciation & Amortization ....     30,252      36,115      60,796      70,134
                                  ----------  ----------  ----------  ----------
                                   1,010,346   1,177,865   1,970,634   2,253,588
                                  ----------  ----------  ----------  ----------

 OPERATING INCOME ...............    272,112     488,399     439,155     698,285

INTEREST INCOME, NET ............     14,476      15,909      32,567      32,029
                                  ----------  ----------  ----------  ----------
   INCOME BEFORE INCOME
     TAX EXPENSE.................    286,588     504,308     471,722     730,314
                                  ----------  ----------  ----------  ----------

INCOME TAX EXPENSE ..............     94,603     169,460     147,103     228,802
                                  ----------  ----------  ----------  ----------

   NET INCOME ................... $  191,985  $  334,848  $  324,619  $  501,512

DIVIDENDS ON CONVERTIBLE
 CUMULATIVE PREFERRED STOCK .....     27,733      27,320      56,378      54,640
                                  ----------  ----------  ----------  ----------
NET INCOME APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES ... $  164,252  $  307,528  $  268,241  $  446,872
                                  ----------  ----------  ----------  ----------
EARNINGS PER COMMON SHARE

 Basic .......................... $      .04  $      .08  $      .06  $      .11
                                  ----------  ----------  ----------  ----------
Weighted average common shares ..  4,291,859   4,097,596   4,291,859   4,097,596
                                  ==========  ==========  ==========  ==========

 Diluted ........................ $      .03  $      .06  $      .05  $      .09
                                  ----------  ----------  ----------  ----------
Weighted average common shares
 plus options and warrants ......  6,123,714   5,505,006   6,123,714   5,505,006
                                  ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                      1997              1998
                                                      ----              ----
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
 Net income ...................................     $  324,619      $  501,512
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization ..............         60,796          70,134
   Gain on disposal of property and
     equipment.................................         (4,011)           (390)
   Provision for doubtful accounts ............        (23,390)         58,933
 Changes in assets and liabilities:
   Accounts and notes receivable ..............         39,644         267,469
   Prepaid expenses ...........................       (106,958)        (21,009)
   Accounts payable and accrued
     expenses .................................         41,558         (73,194)
   Insurance fees, claims, and
     loss reserves ............................        309,079             815
                                                    ----------      ----------

   Net cash provided by operating activities ..        641,337         804,270
                                                    ----------      ----------
Cash flows from investing activities:
 Increase in restricted cash ..................        (65,067)       (392,562)
 Proceeds from sale of property and equipment .         29,160          34,550
 Acquisition of property and equipment ........        (42,032)       (157,507)
 Additions to trademarks and other ............           (442)         (6,447)
                                                    ----------      ----------

   Net cash used in investing activities ......        (78,381)       (521,966)
                                                    ----------      ----------
Cash flow from financing activities:
 Decrease in insurance premiums payable .......        (47,464)       (252,545)
 Issuance of common stock .....................         25,000          16,000
 Repayments of long-term debt .................        (38,667)             --
 Retirement of common stock ...................         (7,787)       (126,561)
 Preferred dividends paid .....................        (98,554)        (98,942)
                                                    ----------      ----------

   Net cash used in financing activities ......       (167,472)       (462,048)
                                                    ----------      ----------
   Net increase (decrease) in cash and
     cash equivalents .........................        395,484        (179,744)

Cash and cash equivalents at beginning
  of period ...................................        858,426       1,215,615
                                                    ----------      ----------

Cash and cash equivalents at end of period ....     $1,253,910      $1,035,871
                                                    ==========      ==========
Supplemental disclosure of cash flow
 information:
  Interest paid ...............................     $   11,262          11,308
  Taxes paid ..................................     $   70,991      $  309,282

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

         The consolidated balance sheet as of September 30, 1998, the consolidated statements of earnings for the three and six-month periods ended September 30, 1997 and 1998 and the consolidated statements of cash flows for the six-month periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 annual report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2. PREFERRED STOCK

         As of March 31, 1998, preferred dividend arrearages were $221,511. The Company paid $44,302 of these arrearages during the quarter ended June 30, 1998. A quarterly preferred dividend of $27,320 was declared for the first quarter ended June 30, 1998 and it was paid on August 6, 1998. For the quarter ended September 30, 1998, the Company declared preferred dividends totaling $27,320 which are expected to be paid during the third quarter of the Company's fiscal year. As of September 30, 1998, preferred dividend arrearages were $177,209.

3. EARNINGS PER SHARE

         A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month and six-month periods ended September 30, 1997 and 1998 is as follows:

                                    Three Months                Six Months
                                 Ended September 30,        Ended September 30,
                                 1997          1998          1997        1998
                                 ----          ----          ----        ----
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to
  common and common
   equivalent shares ....     $  164,252   $  307,528     $  268,241  $  446,872

Denominator:
 Weighted average common
  shares ................      4,291,859    4,097,596      4,291,859   4,097,596
                              ----------   ----------     ----------  ----------

Basic EPS ...............     $      .04   $      .08     $      .06  $      .11
                              ==========   ==========     ==========  ==========
DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to
  common and common
   equivalent shares ....     $  164,252   $  307,528     $  268,241  $  446,872
 Dividends on convertible
  preferred stock .......         27,733       27,320         56,378      54,640
                              ----------   ----------     ----------  ----------
                                 191,985      334,848        324,619     501,512
                              ----------   ----------     ----------  ----------
Denominator
 Weighted average common
  shares ................      4,291,859    4,097,596      4,291,859   4,097,596
 Convertible preferred
  stock .................      1,386,625    1,366,000      1,386,625   1,366,000
 Weighted average options
  and warrants ..........        445,230       41,410        445,230      41,410
                              ----------   ----------     ----------  ----------
                               6,123,714    5,505,006      6,123,714   5,505,006
                              ----------   ----------     ----------  ----------

Diluted EPS .............     $      .03          .06     $      .05         .09
                              ==========   ==========     ==========  ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

         Revenue from franchising operations which includes initial license fees, continuing license fees, advertising fees and direct financing leases increased by $322,709 (29%). Initial license fees increased by $241,301 (192%) due to the addition of new franchises. Continuing license fees increased by $38,212 (5%) and advertising fees increased by $44,371 (21%). These increases resulted primarily from the fleet growth at existing franchises, the addition of new franchises and the Company's dedication of additional resources to the collection effort. Revenues from insurance premiums increased by $60,538 (43%) due to higher participation by the Company's franchisees in the CAR Insurance program that started in March 1997, partially offset by a $13,303 (100%) reduction in the physical damage insurance program ("CLC") due to its termination and replacement by CAR Insurance.

         Total operating expenses increased by $167,519 (17%) in this period compared to the same three-month period in the prior year. Salary expense increased by $25,128 (13%) primarily as a result of hiring two additional employees in order to assist in managing the growth of the Company. Sales and marketing expenses increased by $55,690 (60%) due to the larger amount of franchise sales in this period compared to the same period in the prior year and the repurchase of a territory from an existing franchisee which was resold by the Company at a profit. Advertising and promotion expenses increased by $95,871 (30%), which resulted primarily from an increase in national advertising expense to promote the Company and the amounts spent on the Enterprise Rent-A-Car
Company ("Enterprise") lawsuit concerning limits on the use of certain advertising. Insurance underwriting expenses increased by $31,451 (26%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation of the Company's franchisees in its CAR Insurance program. General and administrative expenses decreased by $46,484 (18%), which resulted primarily from a reduction in legal fees.

         Depreciation and amortization expense increased by $5,863 (19%) in this period compared to the same period in the prior year. This increase was primarily due to the additional investment in computer software and hardware and the purchase of two additional vehicles.

         Net interest income increased $1,433 (10%). This increase was primarily due to interest earned on the cash reserves which are held in interest bearing accounts.

         The Company realized operating income of $488,399, before taxes and interest, for the three-month period ended September 30, 1998 compared to operating income of $272,112 for the same period in the prior year, reflecting an increase of $216,287 (79%). This increase resulted primarily from the increase in initial license fees, continuing license fees and insurance premiums due to the addition of new franchises and the Company's collection efforts.

         Income tax expense for the three-month period ended September 30, 1998 increased by $74,857 (79%) compared to the three-month period ended September 30, 1997 due to higher pre-tax earnings.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

         Net revenues increased by $542,084 (22%) for the six-month period ended September 30, 1998 as compared to the same period in the prior year. This increase occurred due to a $282,801 (71%) increase in initial license fees, a $72,065 (5%) increase in continuing license fees, a $58,981 (15%)increase in advertising fees, and a $127,014 (54%) increase in premiums in connection with the new reinsurance program. These increases occurred for the same reasons indicated above. The direct financing leases to franchisees decreased by 75% in the current six-month period compared to the same period in the prior year. This decrease was due to fewer franchisees electing to participate in the Company's direct financing leasing program primarily because of increased attractiveness of competitive programs.

         Total operating expenses increased by $282,954 (14%) in this period compared to the same period in the prior year. Salary expense increased by $34,100 (9%) primarily as a result of additional employees in response to the growth of the Company. Sales and marketing expenses increased by $90,752 (33%), which resulted primarily from a larger amount of franchise sales made in the current six-month period compared to the same period in the prior year and the repurchase of a territory from an existing franchisee which was resold by the Company at a profit. Advertising and promotion expenses increased by $73,435 (13%), which resulted primarily from an increase in national advertising expense to promote the Company and the costs spent on the Enterprise lawsuit concerning limits on the use of certain advertising. Underwriting expenses increased by $107,412 (59%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation by the Company's franchisees. General and administrative expenses deceased by $32,083 (6%), which resulted primarily from a reduction in legal fees.

         Depreciation and amortization expense increased by $9,338 (15%) for the six-month period ended September 30, 1998 as compared to the same period in the prior year. This increase was primarily due to the additional investment in computer software and hardware and due to the purchase of two additional vehicles.

         The Company realized operating income of $698,285, before taxes and interest, for the six-month period ended September 30, 1998 as compared to operating income of $439,155 for 1997, reflecting an increase of $259,130. This increase resulted primarily from the increase in initial license fees, continuing license fees and insurance premiums.

         Income tax expense for the six-month period ended September 30, 1998 increased by $81,699 (56%) compared to the six-month period ended September 30, 1997 due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $1,759,033 compared to $1,526,934 at March 31, 1998. This increase of $232,099 resulted primarily from the net profit earned during the six-month period ended September 30, 1998.

         The Company has a $1,000,000 letter of credit from The Chase Manhattan Bank ("Chase") in connection with the Company's CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. If funds were drawn against the letter of credit due to a default, the borrowings would bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 8.25% on October 15, 1998). For the quarter ended September 30, 1998, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

         Furniture, equipment and leasehold improvements increased by $46,510 (9%) from March 31, 1998 to September 30, 1998. This increase occurred primarily due to additional investment in computer software and hardware. Vehicles increased by $74,398 (319%) from March 31, 1998 to September 30, 1998 due to the purchase of a vehicle for the one-way program and a vehicle for the Company.

         Cash provided by operations was $804,270, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable, increase in insurance fees, claims and loss reserves, offset by the increase in the Company's prepaid expenses, decrease in accounts payable and accrued expenses. Accounts and notes receivable decreased primarily from funds received from AIG in connection with the reinsurance program. Prepaid expenses increased primarily due to the purchase of additional promotional items. Accounts payable and accrued expenses decreased primarily from income taxes paid for the year ended March 31, 1998. Cash used in investing activities of $521,966 related primarily to the acquisition of computer software and hardware, two vehicles and the annual costs associated with renewing trademarks. Cash used in financing activities during the same period was $462,048, resulting from a decrease in insurance premiums payable and the payment of preferred dividends and buyback of common stock offset by the issuance of common stock in connection with warrants which were exercised.

         In June 1995 and April 1996, the Company approved the repurchase of up to a total of 500,000 shares of the Company's outstanding common or preferred stock. On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock. For the six months ended September 30, 1998, the Company repurchased and retired 120,900 shares of its common stock. As of September 30, 1998, the Company has repurchased and retired a total of 599,000 shares under this program. A total of 401,000 shares is still available for repurchase under this 1998 repurchase program.

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

YEAR 2000 ISSUE

         The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with embedded technology that are time sensitive may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions or engage in ordinary business activities.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, telephone and PBX systems as well as alarm systems, fax machines and other miscellaneous systems. Both information technology and non-information technology systems may contain embedded technology which complicates the year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that its computer equipment and software is generally Year 2000 compliant.

         Using both internal and external resources to identify the needed Year 2000 remediation, the Company currently believes that its Year 2000 identification, assessment, remediation and testing efforts which began approximately six months ago are completed and any additional equipment purchased hereafter will be Year 2000 compliant. Consequently, and based upon independent experts' review, the Company believes that it is Year 2000 compliant.

         Most of the information the Company receives in the ordinary course is in written form and entered by the Company into its computer operations. For example, reports from franchisees and otherwise are prepared in written form and not received electronically. The Company has orally confirmed with key vendors who have indicated that they either have or expect to address all significant Year 2000 issues on a timely basis.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts as well as those current and anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties will not exceed $5,000, which expenditures will be funded from operating cash flows. As of October 21, 1998, the Company had incurred costs of approximately $1,000. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company; however, if all Year 2000 issues are not properly identified or assessment, remediation and testing are not effected timely, there can be no assurances that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationship with customers, vendors or others. Additionally, there can be no assurances that the Year 2000 issues of other entities will not have a material adverse effect on the Company's system or results of operations.

         Because the Company believes that all items have been resolved, the Company has not begun or completed an analysis of the operational problems and costs (including lost revenues) that would be reasonably likely to result from a failure of the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis, nor has a contingency plan been developed for dealing with the most reasonably likely worst-case scenario and such scenario has not been clearly identified. The Company does not plan to complete analysis and contingency plans because it believes it is Year 2000 compliant.

         During early 1998, the Company engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation and testing efforts, and such fees were included in the amount spent to date.

         The following information is based upon management's best estimates and was derived using numerous assumptions regarding future events, including the continued availability of third party remediation plans and other factors. There can be no assurances that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, availability and costs of personnel trained in Year 2000 issues, the ability to identify, assess and remediate and test all relevant computer codes and imbedded technology and similar uncertainties.

SELECTED FINANCIAL DATA

         Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended September 30, 1997 and 1998 and with respect to the balance sheets thereof at September 30 in each of those years.

         The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                       Three Months              Six Months
                                    Ended September 30,      Ended September 30,
                                      1997        1998         1997       1998
                                      ----        ----         ----       ----
                                         (in thousands except per share and
                                                 number of franchises)
                                                      (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)             $12,555     $13,191     $21,700     $22,901
Number of Franchises                     469         588         469         588

RESULTS OF OPERATIONS

Total Revenue                        $ 1,282     $ 1,666     $ 2,410     $ 2,952
Costs and expenses and Other           1,010       1,178       1,971       2,254
Income before income
  taxes                                  287         504         472         730
Net income                               192         335         325         502
Earnings per share
 Basic                               $   .04     $   .08     $   .06     $   .11

Weighted average common
  shares                               4,292       4,098       4,292       4,098
 Diluted                             $   .03     $   .06     $   .05     $   .09

Weighted average common                6,124       5,505       6,124       5,505
 shares
                                                                 Six Months
                                                             Ended September 30,
                                                               1997        1998
                                                               ----        ----
                                                                  (Unaudited)
BALANCE SHEET DATA

Working capital                                               $1,458      $1,759
Total assets                                                  $3,152      $3,631
Shareholders' equity                                          $2,002      $2,320

(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         (a) The 1998 Annual Meeting of Stockholders of the Company was held on October 17, 1998.

         (b) The following persons were elected as directors of the Company at the Annual Meeting for a one-year term:

                                                        Withheld       Broker
                                              For       Authority    Non-Votes
                                              ---       ---------    ---------
Class I directors
(elected by holders
of common stock): Kenneth L. Blum, Sr.     2,797,325      11,844        --
                  Kenneth L. Blum, Jr.     2,798,325      10,844        --

Class II directors
(elected by holders
of preferred stock): Alan L. Aufzien       1,324,750      20,625        --
                     William L. Richter    1,324,750      20,625        --

         Subsequent to the proxy statement and proxy card being distributed, in early October 1998 and shortly before the 1998 Annual Meeting, Mr. David Schwartz advised the Company that he would be unavailable to continue to serve in his capacity as a director and as a nominee for director. Accordingly, and in accordance with the description in the proxy statement, management nominated Mr. Kenneth L. Blum, Jr. (currently President of the Company) as nominee for director and all proxies which were cast for Mr. Schwartz were cast for Mr. Blum, Jr. who was elected to the Board of Directors.

ITEM 5. OTHER INFORMATION

         During the six-month period ended September 30, 1998, the Company repurchased and retired 120,900 shares of its common stock, reducing total outstanding common shares from 4,189,692 to 4,098,792.

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

                          Rent-A-Wreck of America, Inc.
                                  (Registrant)

By:                                       Date:



/s/ Mitra Ghahramanlou                    October 29, 1998
------------------------                  ----------------
Mitra Ghahramanlou
Chief Accounting Officer



/s/Kenneth L. Blum, Sr.                   October 29, 1998
-----------------------                   ----------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998



EXHIBIT NO.       DESCRIPTION
-----------       -----------

  27.1            Financial Data Schedule            Filed herewith.

  27.2            Financial Data Schedule            Filed herewith.
                  (Restated from the Quarterly
                  Period ended September 30, 1997)