Form 10QSB
period 1998-12-31
RENT A WRECK OF AMERICA INC
filed 1999-02-10
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________

                         Commission File Number 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)


            Delaware                                             95-3926056
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


11460 Cronridge Drive, Suite 120, Owings Mills, Md                  21117
--------------------------------------------------                ---------
   (Address of Principal Executive Offices)                       (Zip Code)

                   Issuer's telephone number: (410) 581-5755
                                              --------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,035,792 shares as of January 18, 1999.

     Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 1998


                                      INDEX


PART I.   FINANCIAL INFORMATION                                       Page
                                                                      ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1998 and
            December 31, 1998 (Unaudited)                              2-3

          Consolidated Statements of Earnings for
            the Three and Nine Months ended
            December 31, 1997 and 1998 (Unaudited)                       4

          Consolidated Statements of Cash Flows for
            the Nine Months ended December 31,
            1997 and 1998 (Unaudited)                                    5

          Notes to Consolidated Financial Statements
            (Unaudited)                                                6-8

Item 2.   Management's Discussion and Analysis or
            Plan of Operations                                         8-12

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                              16

Item 2.   Changes in Securities and Use of Proceeds                      16

Item 3.   Defaults Upon Senior Securities                                16

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                        16

Item 5.   Other Information                                              16

Item 6.   Exhibits and Reports on Form 8-K                               16

          Signatures                                                     17

Part I - Financial Information

Item 1 - Financial Statements

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31,     December 31,
                                                        1998           1998
                                                     ----------      ----------
                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and Cash Equivalents .....................     $1,215,615      $1,236,715
 Restricted Cash ...............................        394,021         742,147
 Accounts Receivable, net of allowance
  for doubtful accounts of $682,631 and
  $809,361 at March 31, 1998 and
  December 31, 1998, respectively:
     Continuing License Fees and
       Advertising Fees ........................        302,367         354,092
     Current Portion of Notes Receivable .......        342,765         445,204
     Current Portion of Direct Financing
       Leases ..................................         37,653          12,411
     Insurance Premiums Receivable .............        560,219              --
     Other .....................................        176,166         242,726
 Prepaid Expenses ..............................        133,856         149,451
                                                     ----------      ----------

   TOTAL CURRENT ASSETS ........................      3,162,662       3,182,746
                                                     ----------      ----------
PROPERTY AND EQUIPMENT:
 Furniture .....................................         71,655          92,405
 Computer Hardware and Software ................        314,657         359,421
 Machinery and Equipment .......................        101,868         103,750
 Leasehold Improvements ........................         37,896          37,896
 Vehicles ......................................         23,347          94,750
                                                     ----------      ----------
                                                        549,423         688,222
 Less: Accumulated Depreciation and
       Amortization ............................       (265,476)       (351,851)
                                                     ----------      ----------

NET PROPERTY AND EQUIPMENT .....................        283,947         336,371
                                                     ----------      ----------
OTHER ASSETS:
 Trademarks and other Intangible Assets,
  net of accumulated amortization of
  $105,951 and $121,092 at March 31, 1998
  and December 31, 1998, respectively ..........        203,129         194,684
 Long-term Portion of Notes and Direct
  Financing Lease Receivables ..................         14,374          13,022
                                                     ----------      ----------

                                                        217,503         207,706
                                                     ----------      ----------

    TOTAL ASSETS ...............................     $3,664,112      $3,726,823
                                                     ==========      ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        March 31,   December 31,
                                                          1998         1998
                                                       ----------    ----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
 Accounts Payable and Accrued Expenses .............   $  634,374    $  695,234
 Dividends Payable .................................       27,320        27,320
 Insurance Premiums Payable ........................      488,397        58,637
 Insurance Fees, Claims, and Loss Reserves .........      244,815       329,794
 Income Taxes Payable ..............................      239,316       227,276
 Other .............................................        1,506         1,506
                                                       ----------    ----------

   TOTAL CURRENT LIABILITIES .......................    1,635,728     1,339,767
                                                       ----------    ----------

   TOTAL LIABILITIES ...............................    1,635,728     1,339,767
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES ......................           --            --

SHAREHOLDERS' EQUITY:

 Convertible Cumulative Series A Preferred Stock,
   $.01 par value; authorized 10,000,000 shares;
   issued and outstanding 1,366,000 shares at
   March 31, 1998 and December 31, 1998
   (aggregate liquidation preference $1,092,800
   at March 31, 1998 and December 31, 1998) ........       13,660        13,660
 Common Stock, $.01 par value; authorized
   25,000,000 shares; issued and
   outstanding 4,189,692 shares at March 31, 1998
   and 4,035,792 shares at December 31, 1998 .......       41,896        40,358
 Additional Paid-In Capital ........................    2,900,382     2,709,333
 Accumulated Deficit ...............................     (927,554)     (376,295)
                                                       ----------    ----------

    TOTAL SHAREHOLDERS' EQUITY .....................    2,028,384     2,387,056
                                                       ----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .......................................   $3,664,112    $3,726,823
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                  Three Months              Nine Months
                                               Ended December 31,        Ended December 31,
                                                1997        1998          1997        1998
                                             ---------   ----------   ----------   ----------
REVENUES:
  Initial License Fees....................   $ 237,250   $  228,250   $  633,500   $  907,301
  Advertising Fees .......................     173,274      217,073      565,033      667,813
  Continuing License Fees ................     525,425      647,829    1,827,426    2,021,895
  Insurance premiums .....................     159,121      202,357      395,124      565,374
  Vehicle Rental Operations ..............       3,508        3,910       11,717       12,200
  Other ..................................      33,645       45,011      109,212      121,720
                                            ----------   ----------   ----------   ----------
                                             1,132,223    1,344,430    3,542,012    4,296,303
                                            ----------   ----------   ----------   ----------
EXPENSES:
 Salaries, Consulting Fees and
  Employee Benefits ......................     192,915      225,812      583,808      650,805
 Sales and Marketing Expenses ............     101,976      163,752      380,185      532,713
 Advertising and Promotion ...............     274,178      303,040      845,221      947,518
 Underwriting Expenses ...................     158,486      174,432      341,120      464,478
 General and Administrative Expenses .....     226,197      213,325      713,256      668,301
 Depreciation & Amortization .............      29,295       35,045       90,091      105,179
                                            ----------   ----------   ----------   ----------
                                               983,047    1,115,406    2,953,681    3,368,994
                                            ----------   ----------   ----------   ----------

     OPERATING INCOME ....................     149,176      229,024      588,331      927,309

INTEREST INCOME, NET .....................      13,418       20,407       45,985       52,436
                                            ----------   ----------   ----------   ----------

     INCOME BEFORE INCOME TAX EXPENSE ....     162,594      249,431      634,316      979,745
                                            ----------   ----------   ----------   ----------

INCOME TAX EXPENSE .......................      47,266       73,422      194,369      302,224
                                            ----------   ----------   ----------   ----------

      NET INCOME..........................  $  115,328   $  176,009   $  439,947   $  677,521

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ........................      27,733       27,320       84,111       81,960
                                            ----------   ----------   ----------   ----------
NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES............  $   87,595   $  148,689   $  355,836   $  595,561
                                            ----------   ----------   ----------   ----------
EARNINGS PER COMMON SHARE
  Basic...................................  $      .02   $      .04   $      .08   $      .15
                                            ----------   ----------   ----------   ----------

Weighted average common shares ...........   4,292,454    4,078,781    4,276,386    4,106,907
                                            ==========   ==========   ==========   ==========

  Diluted.................................  $      .02   $      .03   $      .07   $      .12
                                            ----------   ----------   ----------   ----------
Weighted average common shares
 plus options and warrants ...............   5,919,012    5,568,516    5,902,944    5,596,642
                                            ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine Months Ended December 31,
                                                  ------------------------------
                                                       1997           1998
                                                    ----------     ----------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
 Net income ...................................... $   439,947    $   677,521
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization .................      90,091        105,179
   Gain on disposal of property and equipment ....      (4,152)        (1,577)
   Provision for doubtful accounts ...............    (108,575)       126,730
 Changes in assets and liabilities:
   Accounts and notes receivable and other .......     167,240        239,359
   Prepaid expenses ..............................     (62,597)       (15,595)
   Accounts payable and accrued
    expenses .....................................    (124,436)        60,860
   Income Taxes Payable ..........................     108,362        (12,040)
   Insurance fees, claims, and
    loss reserves ................................     148,101         84,979
                                                   -----------    -----------

     Net cash provided by operating activities ...     653,981      1,265,416
                                                   -----------    -----------
Cash flows from investing activities:
 Decrease (Increase) in restricted cash ..........      52,592       (348,126)
 Proceeds from sale of property and equipment ....      29,160         42,386
 Acquisition of property and equipment ...........     (55,870)      (183,272)
 Additions to trademarks and other ...............        (852)        (6,694)
                                                   -----------    -----------

     Net cash used in investing activities .......      25,030       (495,706)
                                                   -----------    -----------
Cash flow from financing activities:
 Increase (Decrease) in insurance premiums
   payable .......................................      59,581       (429,760)
 Issuance of common stock ........................      25,000         16,000
 Repayments of long-term debt ....................     (38,667)            --
 Retirement of warrants ..........................          --        (10,000)
 Retirement of common stock ......................     (18,189)      (198,588)
 Preferred dividends paid ........................    (126,287)      (126,262)
                                                   -----------    -----------

     Net cash used in financing activities .......     (98,562)      (748,610)
                                                   -----------    -----------

     Net increase in cash and cash equivalents ...     580,449         21,100

Cash and cash equivalents at beginning
 of period .......................................     531,127      1,215,615
                                                   -----------    -----------

Cash and cash equivalents at end of period ....... $ 1,111,576    $ 1,236,715
                                                   ===========    ===========
Supplemental disclosure of cash
 flow information:
  Interest paid .................................. $    16,106         17,947
  Taxes paid ..................................... $    87,044    $   367,758


The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

     The consolidated balance sheet as of December 31, 1998, the consolidated statements of earnings for the three and nine-month periods ended December 31, 1997 and 1998 and the consolidated statements of cash flows for the nine- month periods ended December 31, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 annual report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2. PREFERRED STOCK

     As of March 31, 1998, preferred dividend arrearages were $221,511. The Company paid $44,302 of these arrearages during the quarter ended June 30, 1998. A quarterly preferred dividend of $27,320 was declared for the first quarter ended June 30, 1998 and it was paid on August 6, 1998. For the quarter ended September 30, 1998, the Company declared preferred dividends totaling $27,320 which were paid on November 11, 1998. For the quarter ended December 31, 1998, the Company declared dividends totaling $27,320 which are expected to be paid during the fourth quarter of the Company's fiscal year. As of December 31, 1998, preferred dividend arrearages were $177,209.

3.EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month and nine-month periods ended December 31, 1997 and 1998 is as follows:

                                  Three Months                  Nine Months
                               Ended December 31,           Ended December 31,
                                1997         1998            1997         1998
                            ----------   ----------      ----------   ----------
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to
  common and common
   equivalent shares        $   87,595   $  148,689      $  355,836   $  595,561

Denominator:
 Weighted average common
  shares                     4,292,454    4,078,781       4,276,386    4,106,907
                            ----------   ----------      ----------   ----------

Basic EPS                   $      .02   $      .04      $      .08   $      .15
                            ==========   ==========      ==========   ==========

DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to
  common and common
   equivalent shares        $   87,595   $  148,689      $  355,836   $  595,561
 Dividends on convertible
  preferred stock               27,733       27,320          84,111       81,960
                            ----------   ----------      ----------   ----------
                               115,328      176,009         439,947      677,521
                            ----------   ----------      ----------   ----------
Denominator:
 Weighted average common
  shares                     4,292,454    4,078,781       4,276,386    4,106,907
 Convertible preferred
  stock                      1,386,625    1,366,000       1,386,625    1,366,000
 Weighted average options
  and warrants                 239,933      123,735         239,933      123,735
                            ----------   ----------      ----------   ----------
                             5,919,012    5,568,516       5,902,944    5,596,642
                            ----------   ----------      ----------   ----------

Diluted EPS                 $      .02   $      .03      $      .07   $      .12
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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, increased by $157,203 (17%). Continuing license fees increased by $122,404 (23%) and advertising fees increased by $43,799 (25%). These increases resulted primarily from the fleet growth at existing franchises, the addition of new franchises and the Company's dedication of additional resources to the collection effort. Revenues from insurance premiums increased by $43,236 (27%) due to higher participation by the Company's franchisees in the CAR Insurance program that began operations in March 1997.

     Total operating expenses increased by $132,359 (13%) in this period compared to the same three-month period in the prior year. Salary expense increased by $32,897 (17%) primarily as a result of hiring additional employees in response to the growth of the Company. Sales and marketing expenses increased by $61,776 (61%) due to an increase in bad debt expense in this period compared to the same period in the prior year, as the prior year included the recovery of a bad debt previously reserved. Advertising and promotion expenses increased by $28,862 (11%), which resulted primarily from an increase in national advertising expense to promote the Company. Insurance underwriting expenses increased by $15,946 (10%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation by the Company's franchisees in its CAR Insurance program. General and administrative expenses decreased by $12,872 (6%), which resulted primarily from a reduction in legal fees.


     Depreciation and amortization expense increased by $5,750 (20%) in this period compared to the same period in the prior year. This increase was primarily due to the additional investment in computer software and hardware and the purchase of three additional vehicles.

     Net interest income increased $6,989 (52%). This increase was primarily due to interest earned on the increased cash reserves which are held in interest bearing accounts.

         The Company realized operating income of $229,024, before taxes and interest, for the three-month period ended December 31, 1998 compared to operating income of $149,176 for the same period in the prior year, reflecting an increase of $79,848 (54%). This increase resulted primarily from the increase in continuing license fees and insurance premiums due to the addition of new franchises and the Company's collection efforts.

     Income tax expense for the three-month period ended December 31, 1998 increased by $26,156 (55%) compared to the three-month period ended December 31, 1997 due to higher pre-tax earnings.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     Net revenues increased by $754,291 (21%) for the nine-month period ended December 31, 1998 as compared to the same period in the prior year. This increase occurred due to a $273,801 (43%) increase in initial license fees, a $194,469(11%) increase in continuing license fees, a $102,780 (18%)increase in advertising fees, and a $170,250 (43%) increase in premiums in connection with the new reinsurance program. These increases occurred for the same reasons indicated above.

     Total operating expenses increased by $415,313 (14%) in this period compared to the same period in the prior year. Salary expense increased by $66,997 (11%) primarily as a result of additional employees in response to the growth of the Company. Sales and marketing expenses increased by $152,528 (40%), which resulted primarily from a larger amount of franchise sales made in the current nine-month period compared to the same period in the prior year, the repurchase of a territory from an existing franchisee which was resold by the Company at a profit, and from the recovery of a bad debt in the prior year which had been fully reserved. Advertising and promotion expenses increased by $102,297 (12%), which resulted primarily from an increase in national advertising expense to promote the Company and the expenses arising from a lawsuit with a competitor concerning limits on the use of certain advertising slogans and names. Underwriting expenses increased by $123,358 (36%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation by the Company's franchisees. General and administrative expenses decreased by $44,955 (7%), which resulted primarily from a reduction in legal fees.

     Depreciation and amortization expense increased by $15,088 (17%) for the nine-month period ended December 31, 1998 as compared to the same period in the prior year. This increase was primarily due to the additional investment in computer software and hardware and due to the purchase of three additional vehicles.

     The Company realized operating income of $927,309, before taxes and interest, for the nine-month period ended December 31, 1998 as compared to operating income of $588,331 for 1997, reflecting an increase of $338,978 (58%). This increase resulted primarily from the increase in initial license fees, continuing license fees and insurance premiums.

     Income tax expense for the nine-month period ended December 31, 1998 increased by $107,855 (55%) compared to the nine-month period ended December 31, 1997 due to higher pre-tax earnings.

     Effective June 30, 1993, the Company issued ten-year options (the "Options") to K.A.B. for the purchase of up to 2,250,000 shares of the Company's common stock. The Board of Directors approved the vesting of 1,000,000 Options at an exercise price of $1.00 per share and, as later amended by the Board, provided that the balance of the Options (an aggregate of 1,250,000 Options) (the "Unvested Options") would vest at $1.15 per share on July 1,2002 subject to a possible acceleration in exercisability if certain financial or stock targets were achieved. The year to date earnings may result in certain Unvested Options held by affiliates becoming exercisable as a result of achieving certain profitability targets. The Unvested Options can be accelerated upon achieving the following:

            Number of
             Shares                     Alternative Vesting Event:
             ------                     --------------------------
            500,000 Completion of the first fiscal year in which the Company has Profits of at least $750,000 or in which the Stock Price is at least $4.00

            750,000 Completion of the first fiscal year in which the Company has Profits of at least $1,000,000 or in which the Stock Price is at least $5.00

     For purposes hereof, "Profits" means any fiscal period where the Company's pretax operating profit meets such targets during such period as determined in accordance with generally accepted accounting principles based on the Company's books and records, and excludes any profit or loss from financial transactions and any charge for compensation expense relating to these options.

     For purposes hereof, "Stock Price" means the average closing high bid price for the Company's Common Stock as reported on Nasdaq (or, if applicable, the NASD Bulletin Board or pink sheets) over any 30 consecutive calender days during the applicable fiscal year.

     Consequently, if the Profits for the year ending March 31, 1999 meet or exceed $750,000, then 500,000 Unvested Options will become exercisable, and if Profits exceed $1,000,000, then all 1,250,000 Unvested Options will become exercisable.

     Effective January 1, 1999, the annual management fee earned by K.A.B. increased from $250,000 to $300,000 (in addition to reimbursement of expenses).

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $1,842,979 compared to $1,526,934 at March 31, 1998. This increase of $316,045 resulted primarily from the net profit earned during the nine-month period ended December 31, 1998.

     The Company has a $1,000,000 letter of credit from The Chase Manhattan Bank ("Chase") in connection with the Company's CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. If funds were drawn against the letter of credit due to a default, the borrowings would bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 7.75% on January 15, 1999). For the quarter ended December 31, 1998, AIG did not draw any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

     Property and equipment increased by $67,396 (13%) from March 31, 1998 to December 31, 1998. This increase occurred primarily due to additional investment in computer software and hardware. Vehicles increased by $71,403 (306%) from March 31, 1998 to December 31, 1998 due to the purchase of two vehicles for the one-way program and a vehicle for use by the Company.

     Cash provided by operations was $1,265,416, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable, increase in insurance fees, claims and loss reserves, increase in accounts payable and accrued expenses, offset by the increase in the Company's prepaid expenses and decrease in income taxes payable. Accounts and notes receivable in conjunction with the Company's franchising program increased by $254,300 primarily due to a higher volume of sales. Accounts receivable relating to the reinsurance program decreased by $560,219 as a result of funds received from the finance company. Prepaid expenses increased primarily due to the purchase of additional promotional items. Accounts payable and accrued expenses increased primarily from higher commissions payable and accrued national advertising expense. Income taxes payable decreased primarily due to income taxes paid for the year ended March 31, 1998.

     Cash used in investing activities of $495,706 related primarily to an increase in restricted cash as required by the Company's letter of credit, the acquisition of computer software and hardware, three vehicles and the annual costs associated with renewing trademarks.

     Cash used in financing activities during the same period was $748,610, resulting from a decrease in insurance premiums payable and the payment of preferred dividends and buyback of common stock and warrants offset by the issuance of common stock in connection with warrants which were exercised.

     In June 1995 and April 1996, the Company approved the repurchase of up to a total of 500,000 shares of the Company's outstanding common or preferred stock. On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock. For the nine months ended December 31, 1998, the Company repurchased and retired 183,900 shares of its common stock. As of December 31, 1998, the Company has repurchased and retired a total of 662,000 shares under this program. A total of 338,000 shares are still available for repurchase under this 1998 repurchase program.

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

     Using both internal and external resources to identify the needed Year 2000 remediation, the Company currently believes that its Year 2000 identification, assessment, remediation and testing efforts which began in 1998 are completed and any additional equipment purchased hereafter will be Year 2000 compliant. Consequently, and based upon independent experts' review, the Company believes that it is Year 2000 compliant.

     Most of the information the Company receives in the ordinary course is in written form and entered by the Company into its computer records. For example, reports from franchisees and others are prepared in written form and not received electronically. The Company has orally confirmed with key vendors that they either have addressed or expect to address all significant Year 2000 issues on a timely basis.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts as well as those current and anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties will not exceed $5,000, which expenditures will be funded from operating cash flows. As of December 31, 1998, the Company had incurred costs of approximately $1,000. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company; however, if all Year 2000 issues are not properly identified or if assessment, remediation and testing are not effected timely, there can be no assurances that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationship with customers, vendors or others. Additionally, there can be no assurances that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

     Because the Company believes that all items have been resolved, the Company has not begun or completed an analysis of the operational problems and costs
(including lost revenues) that would be reasonably likely to result from a failure of the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis, nor has a contingency plan been developed for dealing with the most reasonably likely worst-case scenario, and such scenario has not been clearly identified. The Company does not plan to complete analysis and contingency plans because it believes it is Year 2000 compliant.

     During early 1998, the Company engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation and testing efforts, and such fees have been included in the amount spent to date.

     The above information is based upon management's best estimates and was derived using numerous assumptions regarding future events, including the continued availability of third party remediation plans and other factors. There can be no assurances that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, availability and costs of personnel trained in Year 2000 issues, the ability to identify, assess and remediate and test all relevant computer codes and imbedded technology and similar uncertainties.

SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended December 31, 1997 and 1998 and with respect to the balance sheets thereof at December 31 in each of those years.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                    Three Months             Nine Months
                                  Ended December 31,      Ended December 31,
                                    1997      1998          1997       1998
                                    ----      ----          ----       ----
                                      (in thousands except per share and
                                              number of franchises)
                                                  (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)           $8,575     $10,797     $30,457     $33,698
Number of Franchises                  485         623         485         623

RESULTS OF OPERATIONS

Total Revenue                      $1,132     $ 1,344     $ 3,542     $ 4,296
Costs and expenses and
 Other                                983       1,115       2,954       3,369
Income before income
  taxes                               163         249         634         980
Net income                            115         176         440         678
Earnings per share:

 Basic                             $  .02     $   .04     $   .08     $   .15

Weighted average common
 shares                             4,292       4,079       4,276       4,107

 Diluted                           $  .02     $   .03     $   .07     $   .12

Weighted average common
 shares                             5,919       5,569       5,903       5,597

                                                              Nine Months
                                                          Ended December 31,
                                                           1997      1998
                                                           ----      ----
                                                             (Unaudited)
BALANCE SHEET DATA

Working capital                                           $1,558      $1,843
Total assets                                              $3,065      $3,727
Shareholders' equity                                      $2,074      $2,387

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The information disclosed in footnote 2 to the financial statements provided in Part I Item 1 of this Report on Form 10-QSB is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     During  the  nine-month   period  ended  December  31,  1998,  the  Company
repurchased for $198,588 and retired 183,900 shares of its common stock, reducing total outstanding common shares from 4,189,692 to 4,035,792 as of December 31, 1998.

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

         RENT-A-WRECK OF AMERICA, INC.
         (Registrant)

By:                                           Date:



/s/ Mitra Ghahramanlou                        February 3, 1999
----------------------------                  ----------------
Mitra Ghahramanlou
Chief Accounting Officer





/s/ Kenneth L. Blum, Sr.                      February 3, 1999
----------------------------                  ----------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1998




Exhibit No.                Description
-----------                -----------


   27                Financial Data Schedule            Filed herewith.