Form 10KSB40
period 1999-03-31
RENT A WRECK OF AMERICA INC
filed 1999-06-29
CIK 763567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                           Commission File No. 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Delaware                                               95-3926056
-------------------------------                              ------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

11460 Cronridge Drive, Suite 120, Owings Mills, MD                 21117
--------------------------------------------------               ----------
    (Address of Principal Executive Offices)                     (Zip Code)

                   Issuer's telephone number: (410) 581-5755

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

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

         State issuer's revenues for its most recent fiscal year.  $5,601,315

         3,943,217 shares of common stock were outstanding as of May 19, 1999.

         Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the last bid and asked price of the Common Stock on the Nasdaq SmallCap Market, was $3,734,124 on May 19, 1999. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

         The following documents are incorporated by reference and made a part of the Form 10-KSB:

         1. None

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                     Page
------                                                                     ----

Item  1. Description of Business.........................................    3
Item  2. Description of Property.........................................    9
Item  3. Legal Proceedings...............................................    9
Item  4. Submission of Matters to a Vote of Security Holders.............   10

Part II

Item  5. Market for the Common Equity and Related Stockholder
          Matters........................................................   10
Item  6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   14
Item  7. Financial Statements............................................   23
Item  8. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   49

Part III

Item  9. Directors and Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.....   49

Item 10. Executive Compensation..........................................   51

Item 11. Security Ownership of Certain Beneficial Owners and Management...  54

Item 12. Certain Relationships and Related Transactions...................  56

Item 13. Exhibits and Reports on Form 8-K.................................  56

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

THE FRANCHISE PROGRAM

         The Company sells to qualified persons the right to operate a Rent-A-Wreck or PRICELE$$ franchise, or both, for renting and leasing used motor vehicles (automobiles, vans and trucks) to the general public. The franchisees who participate in the PRICELE$$ used vehicle rental franchise program are required by the Company to meet higher standards than the Rent-A-Wreck program, such as utilizing vehicles that are less than three years old. As of March 31, 1999, 141 of the Company's 629 franchisees were participating in this program. The Company believes the PRICELE$$ name appeals to a different clientele and therefore complements the Rent-A-Wreck program. The Company offers each franchisee territory rights in which the Company will not open another franchise. Franchisees purchase the right to use certain of the Company's resources, experience and knowledge in connection with the operation of the business for a specified period of time, typically ten years. The franchisee utilizes the Company's systems, methods, specifications, standard operating procedures, guidance, and trade and service marks. When the Company sells a franchise, it charges an initial franchise fee that varies according to the population of the franchisee's primary service area at the time the franchise is granted. The Company may finance the initial fee over a period not to exceed twelve months based on the creditworthiness of the franchisee. Additionally, franchisees are required to pay the Company monthly royalties and contribute to the national advertising fund. These fees vary according to the franchisees' fleet size or gross revenues.

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

         Rent-A-Wreck One Way, Inc., a wholly owned subsidiary, operates a truck rental program, on a limited, test basis, in the immediate area of the Company's headquarters in Maryland. The Company has purchased two trucks to operate under this program. These trucks and two existing Company-owned vans are placed with one or more of the Company's franchisees which are utilizing them in their fleets. The franchisees pay fees to the Company for these vehicles based on the mileage used.

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

         In 1997, the Company formed a wholly owned insurance subsidiary, Consolidated American Rental Insurance Company, LTD ("CAR Insurance") domiciled in Bermuda, to provide automobile liability and physical damage reinsurance through American International Group ("AIG") for the vehicles belonging to its franchisees.

         CAR Insurance has an agreement with AIG whereby CAR Insurance's coverage is subject to a per loss limit of $100,000 per person and $300,000 per accident. Under the contract, AIG also provides an aggregate stop loss protection of $1,300,000, thus capping CAR Insurance's exposure to loss. In carrying out the program, the Company utilizes Hertz Claim Management Corporation as the Third Party Administrator. On March 1, 1999, the Company replaced Willis Corroon with Rental Industry Services ("Rise") as the insurance broker and retained Willis Corroon as a consultant for this program. The focus of growth for CAR Insurance will be in those states where the Company's insurance advisor believes the driver's (not the owner's) insurance is deemed to be primarily responsible for any losses. As of March 31, 1999, approximately 69 of the Company's franchisees were insuring a total of 1,459 vehicles under this program. Franchisees apply for this insurance coverage with Rise. Rise processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. Hertz Claim Management Corporation is responsible for processing all claims and assisting the Company on the appropriate reserves for all known claims. Willis Corroon further assists the Company in establishing reserves for known and unknown claims which have run 53% and 55% of the net premiums for the years ended March 31, 1998 and 1999.

         On March 1, 1999, the Company added a new program to offer insurance coverage to all of its franchisees who do business in those states where the Company's insurance advisor believes the owner's (not the driver's) insurance is deemed to be primarily responsible for any losses. In those states, this is the only program that the Company offers to its franchisees. In carrying out this new program, the Company utilizes Rise as the insurance broker and CAR Insurance is not involved. Franchisees apply for this insurance coverage with Rise. Rise processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. The Company bills and collects the premiums, which are forwarded to Rise, and receives fees from Rise for this program. The Company has no exposure to loss from insurance claims under this program.

         The Company has arranged a program whereby franchisees may finance vehicle purchases over a 24-30 month period. The program is available to qualified applicants who maintain a level of creditworthiness that the Company has assessed on a case-by-case basis. The franchisees' qualification is based on their credit history with the Company, as well as their credit standing as reported by national credit bureaus. The franchisees are responsible for purchasing the vehicles with funds loaned by the Company, and the Company is listed on the vehicles' title as a lienholder. As of March 31, 1999, the Company was financing 16 vehicles for 5 of its franchisees.

         The Company is committed to educating and training its franchisees. The Company conducts Rent-A-Wreck School at its headquarters in Maryland every 45 days. All new franchisees are required to attend. School is also available at no charge to current franchisees and their staff. During an intensive five-day period, attendees learn all aspects of the Rent-A-Wreck and PRICELE$$ programs. This includes vehicle acquisition, maintenance and sales, telephone techniques, counter procedures, rental operations, promotion, publicity, advertising and sales approaches, relevant aspects of insurance, accounting and other general business skills. The Company also employs field service staff who have many years of experience in the car rental industry and whose responsibility is to provide continuous advice via personal visits and a toll-free telephone number.

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

         The Company markets its franchise programs primarily by attending various trade shows and by conducting an ongoing direct mailing campaign. The Company employs four full-time salespeople at its corporate headquarters, and in addition the Company utilizes the services of three independent franchise brokers located throughout the United States. These representatives are responsible for responding to potential franchisees' inquiries.

         During the fiscal year ended March 31, 1999, 122 new franchises were granted, 14 existing franchise locations were transferred to new ownership and 51 franchises were terminated by the Company. The majority of these terminations resulted from monetary default. This resulted in approximately 611 franchised locations throughout the United States, as well as 18 franchised locations in Europe and Asia at the end of this fiscal year compared to approximately 542 franchised locations throughout the United States, as well as 16 franchised locations in Europe and Asia at the end of the fiscal year ended March 31, 1998.

EMPLOYEES

         As of March 31, 1999, the Company employed 22 people, consisting of 12 full-time employees and 2 part-time employees engaged in franchise sales and service and 7 full-time employees and 1 part-time employee engaged in administrative activities. In addition, the Company retains the services of 3 franchise brokers who sell the Company's franchises. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

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

         Significant competition exists in the local markets. Large systems like U-Save compete nationwide. Dozens of regional and local independent companies also compete with the Company in various areas. In most major urban areas, companies such as Hertz, Avis, National, Enterprise and Budget operate city and suburban offices, as well as operating in airport terminals.

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

GOVERNMENT REGULATIONS

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

         As of June 1999, the Company is currently authorized to sell franchises in all 50 states under its "Rent-A-Wreck" and "PRICELE$$" trade and service marks. The Company has registered its "Rent-A-Wreck" trade and service mark in approximately 36 foreign countries and is in the process of registering its "PRICELE$$" trade and service mark in 21 foreign countries and the entire European Community.

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

INSURANCE REGULATIONS

          GOVERNMENT REGULATION RELATING TO INSURANCE PROGRAM. As part of the insurance program, the Company utilizes Consolidated American Rental Insurance Company, Ltd ("CAR Insurance"), its wholly owned subsidiary domiciled in Bermuda. Insurance companies such as CAR Insurance are subject to the laws and regulations in the jurisdictions in which they are chartered and do business. Such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders or the Company. In general, insurance regulatory agencies have broad authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The regulation of CAR Insurance and its insurance program involving AIG, Hertz Claim Management

Corporation and AICCO Financing could have a material effect on the Company's business, financial condition and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently leases approximately 6,790 square feet of executive office space at 11460 Cronridge Drive, Suite 120, Owings Mills, MD 21117, which lease will expire in November 1999 (see note 8). The Company also rents on a month-to-month basis approximately 781 square feet of executive office space at 11460 Cronridge Drive, Suite 118, Owings Mills, MD 21117 (see
Item 12, Certain Relationships and Related Transactions).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year ended March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value, trades on the Nasdaq SmallCap Market under the symbol RAWA.

         The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years was as follows:

              Year Ended
            March 31, 1999            High*             Low*
            --------------            ----              ---

          First Fiscal Quarter      $1 3/32           $1 1/32
          Second Fiscal Quarter      1                 1
          Third Fiscal Quarter       1 1/2             1 1/4
          Fourth Fiscal Quarter      1 1/4             1 3/16

              Year Ended
            March 31, 1998            High*             Low*
            --------------            ----              ---

          First Fiscal Quarter      $1 1/2            $1 1/4
          Second Fiscal Quarter      1 3/16            1 1/16
          Third Fiscal Quarter       1                 1
          Fourth Fiscal Quarter      1 3/32            1

* Bid  quotations as reported by Nasdaq  reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down,   or  commission  and  may  not  represent  actual
transactions.

         The Company has never paid any cash dividends on its common stock, nor does it anticipate paying dividends on its common stock in the foreseeable future. The Company has preferred stock issued with 1,139,125 shares outstanding for the fiscal year ended March 31, 1999. This stock has a cumulative quarterly dividend of two cents per share. Based on the current number of outstanding preferred shares, the annual dividend is $91,130. The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless the full dividends on the preferred stock for all past dividend periods and the current dividend period have been paid or declared and a sum set aside for payment thereof. The preferred stock is convertible into common on a share-for-share basis. There is no public market for the preferred stock.

         The number of stockholders of record of the Company's Common Stock as of May 19, 1999 was 206. This figure does not include individual participants in securities position listings of registered clearing agencies. The Company believes that the number of beneficial stockholders was approximately 1,300 as of May 28, 1999. Trading activity with respect to the Common Stock has been limited, and the volume of transactions should not of itself be deemed to constitute an "established public trading market". A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

SELECTED FINANCIAL DATA

         Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for each of the five years in the period ended March 31, 1999, and with respect to the balance sheets thereof at March 31 in each of those years.

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

                                           Year ended March 31,
                                ----------------------------------------------
                                  1995      1996      1997      1998      1999
                                  ----      ----      ----      ----      ----
                                       (in thousands except per share
                                          and number of franchises)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)        $26,482   $29,864   $34,661   $40,018   $45,358

Number of Franchises                384       429       477       558       629

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                   $ 3,003   $ 3,455   $ 3,785   $ 4,677   $ 5,601

Costs and expenses and Other      2,655     3,029     3,252     3,983     4,564

Income before income
  taxes                         $   416   $   489   $   600   $   756     1,113

Net income                          383       459       537       548       858

Earnings per common share

Basic                           $   .06   $   .08   $   .10   $   .10   $   .18
Weighted average common
 shares                           4,238     4,210     4,102     4,267     4,086

Diluted                         $   .06   $   .07   $   .09   $   .09   $   .15
Weighted average common
 shares plus options and
  warrants                        6,086     6,197     6,083     5,915     5,611

COMPANY'S BALANCE SHEET DATA

Working Capital                 $   850   $   902   $ 1,191   $ 1,527   $ 1,531

Total assets                      2,102     2,164     2,594     3,664     3,886

Long-term obligations                --        36        30        --        --
Shareholders' Equity              1,299     1,372     1,755     2,028     2,041


(1) The franchisees' revenue data have been derived from unaudited license fee reports provided by franchisees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended March 31, 1999 vs. year ended March 31, 1998

         The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). For the year ended March 31, 1999, franchising operations comprised 87% of consolidated net revenues (88% in 1998) and 94% of consolidated income before taxes (93% in 1998).

         Revenue from franchising operations, which includes initial license fees, continuing license fees, and advertising fees, increased by $741,162 (19%). Initial license fees increased by $274,199 (35%) due to the addition of new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount, varies, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends. Continuing license fees increased by $320,403 (13%), and advertising fees increased by $146,560 (20%) due to the fleet growth at existing franchises and the Company's dedication of more resources to its collection efforts.

         Revenues from insurance premiums increased by $159,470 (28%) due to higher participation by the Company's franchisees in the CAR Insurance program that started in March 1997. Insurance premium revenue is recognized ratably over the life of the policies.

         Other revenue increased by $23,263 (17%) due primarily to an increase in promotional material purchased by the Company's franchisees.

         Total operating expenses increased by $581,108 (15%) in fiscal 1999 compared to the prior year. Salary expense increased by $145,613 (19%) primarily as a result of hiring additional employees in response to the growth of the Company's franchising operations. Advertising and promotion expenses increased by $161,298 (14%), which resulted primarily from an increase in national advertising expense to promote the Company. Sales and marketing expenses increased by $127,234 (25%), which resulted primarily from a larger amount of franchise sales made in fiscal 1999 compared to the prior year, the cost of the repurchase of a territory from an existing franchisee which was resold by the Company at a profit, an increase in bad debt expense due to the Company's higher sales, and the recovery of a bad debt in the prior year which had been fully reserved. General and administrative expenses decreased by $73,185 (7%), which resulted primarily from a reduction in legal fees.

         Insurance underwriting expenses increased by $163,174 (36%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation by the Company's franchisees in its CAR Insurance program.

         Depreciation and amortization expense increased by $56,974 (47%) in fiscal 1999 compared to the prior year. This increase was primarily due to additional depreciation from the investment to update computer software and hardware. Vehicles, office furniture, equipment and leasehold improvements are carried at cost. Depreciation has been provided by the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the estimated life of the improvements or the term of the lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed.

         The Company realized operating income of $1,037,647, before taxes and interest, in 1999 compared to operating income of $694,085 for 1998, reflecting an increase of $343,562 (49%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts.

         Net interest income increased by $12,788 (21%). This increase was primarily due to interest earned on the increased cash deposits which are held in interest bearing accounts.

         Income tax expense for the year ended March 31, 1999 increased by $46,279 (22%) over 1998 due to higher pre-tax earnings, partially offset by a reduction in the deferred tax asset valuation allowance. The valuation allowance has been reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

         Effective June 30, 1993, the Company issued ten-year options (the "Options") to K.A.B. for the purchase of up to 2,250,000 shares of the Company's common stock. The Board of Directors approved the vesting of 1,000,000 Options at an exercise price of $1.00 per share and, as later amended by the Board, provided that the balance of the Options (an aggregate of 1,250,000 Options) (the "Unvested Options") would vest at $1.15 per share on July 1,2002 subject to an acceleration in exercisability upon achievement of certain financial or stock targets. The Unvested Options can be accelerated upon achieving the following:

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

         As of result of achieving the financial targets during the year ended March 31, 1999, all 1,250,000 Unvested Options are exercisable.

         Effective January 1, 1999, the annual management fee earned by K.A.B. increased from $250,000 to $300,000 (in addition to reimbursement of expenses).

         Inflation has had no material impact on the operations and financial condition of the Company for all years presented.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had working capital of $1,530,647 compared to $1,526,934 at March 31, 1998. This increase of $3,713 resulted primarily from net profit earned during the year, offset by an increase in cash paid by the Company to repurchase its common and preferred stock and warrants through its buyback program, and an increase in loss reserves for the reinsurance program. In fiscal 1999, the Company's allowance for doubtful accounts was $655,418 compared to $682,631 in the prior year. The Company wrote off $215,787 of its doubtful accounts during fiscal 1999 and $169,859 during the prior year. The Company generally requires officers and directors of franchisees to provide personal guarantees of the franchisee's obligations under the franchise agreement. In April 1998, the Company hired a part-time employee to dedicate more resources to collection efforts. The Company's collection effort is designed to increase liquidity through improved cash flow; however, there can be no assurance that the Company will be successful in these efforts.

         Cash and cash equivalents decreased by $353,821 (29%). This decrease resulted primarily from an additional deposit of $388,000 in the Bank of Butterfield (Bermuda) in connection with the Company's CAR Insurance Program. Restricted cash increased by $324,521 (82%) due to an additional deposit in connection with the agreement between the Company and The Chase Manhattan Bank ("Chase"), offset by decreases in the national advertising funds. Restricted cash includes (1) a deposit of $638,000 being held in the Bank of Butterfield for securing the letter of credit with Chase as part of the insurance program described below and (2) funds being held on behalf of the Company's franchisees in the national advertising fund to be spent on various advertising programs.

         In March 1997, the Company deposited $250,000 on behalf of its CAR Insurance subsidiary in the Bank of Butterfield. This deposit was restricted by a $250,000 letter of credit with the Bank of Butterfield in connection with the Company's CAR Insurance subsidiary. In June 1998, the Company made an additional deposit of $388,000 in the Bank of Butterfield resulting in a total amount of $638,000, all of which is restricted by a $638,000 letter of credit with the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Chase as security for the letter of credit issued to American International Group ("AIG") by Chase. Funds drawn against the letter of credit bear interest at The Bank of Butterfield's prime commercial lending rate plus 2.0% (which prime rate was 7.75% on June 2, 1999). For the years ended March 31, 1998 and 1999, Chase has not drawn any funds from the letter of credit.

         In June 1997, the Company finalized a $500,000 letter of credit with Chase in connection with the Company's new CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with AIG to secure payment of claims. In fiscal 1998, AIG requested the Company to increase the letter of credit with Chase from $500,000 to $1,000,000. Chase approved the Company's request to increase the letter of credit from $500,000 to $1,000,000, under the terms and conditions of the letter of credit dated June 3, 1997, and a first amendment dated June 1, 1998. Funds drawn against the letter of credit bear interest at Chase's prime commercial lending rate plus 3% (which prime rate was 7.75% on June 2, 1999). For the years ended March 31, 1998 and 1999, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by all of the Company's assets.

         The Company rents its office facilities under the terms of an operating lease. The monthly office facilities lease commitments were $5,400 and $5,670 at March 31, 1998 and 1999, respectively. The Company also rents additional space from a related party on a month-to-month basis for approximately $670 per month.

         Furniture, equipment and leasehold improvements increased by $57,987 (11%) from March 31, 1998 to March 31, 1999. This increase occurred primarily due to additional investment in computer software and hardware, offset by the writing off of fully depreciated or disposed assets. Vehicles increased by $67,160 (288%) from March 31, 1998 to March 31, 1999 due to the purchase of four vehicles for the one-way program and a vehicle for use by the Company, offset by sales of four vehicles which were also used under the one-way program.

         Cash provided by operations was $906,073, resulting primarily from net income before depreciation plus the increases in accounts payable, accrued expenses, and insurance loss reserves, offset by the increases in accounts and notes receivable, and prepaid expenses, and decrease in income taxes payable. Accounts and notes receivable in conjunction with the Company's franchising program increased by $25,471 primarily due to a higher volume of sales. Accounts receivable relating to the reinsurance program increased by $75,313 as a result of higher participation of the Company's franchisees in this program. Prepaid expenses increased primarily due to the finance charge paid to AICCO in connection with the CAR Insurance program. Accounts payable and accrued expenses increased primarily from higher professional fees in connection with the CAR Insurance program. Income taxes payable decreased primarily due to estimated income taxes paid for the year ended March 31, 1999.

         Cash used in investing activities of $491,112 related primarily to an increase in restricted cash as required by the Company's letter of credit, the acquisition of computer software and hardware, four vehicles and the costs associated with obtaining trademarks.

         Cash used in financing activities during the same period was $768,782, resulting from the payment of preferred dividends and buyback of preferred and common stock and warrants, offset by an increase in insurance financing payable and the issuance of common stock in connection with warrants which were exercised.

         In 1995 and 1996, the Company approved the repurchase of up to a total of 500,000 shares of the Company's outstanding common or preferred stock. On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock. On March 3, 1999, the Company approved the repurchase of an additional 119,075 shares of the Company's outstanding common or preferred stock. During the year ended March 31, 1998, the Company bought back 117,575 shares of its common stock at a cost of $121,509 and also bought back 20,625 shares of its preferred stock at a cost of $25,781. These shares were retired in the year ended March 31, 1998. During the year ended March 31, 1999, the Company repurchased and retired 311,600 shares of its common stock at a cost of $358,674. The Company repurchased and retired 226,875 shares of its preferred stock at a cost of $363,001 and also bought back 102,500 warrants at a cost of $11,250. As of March 31, 1999, the Company has repurchased and retired a total of 1,119,075 shares under this program, which was the total number of shares authorized for repurchase.

         The Company believes it has sufficient working capital to support its business plan through fiscal 2000.

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

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts as well as those current and anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties will not exceed $5,000, which expenditures will be funded from operating cash flows. As of March 31, 1999, the Company had incurred costs of approximately $1,000. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company; however, if all Year 2000 issues are not properly identified or if assessment, remediation and testing are not effected timely, there can be no assurances that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationship with customers, vendors or others. Additionally, there can be no assurances that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

IMPORTANT FACTORS

         The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation of the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. All forward-looking statements should be considered in light of these risks and uncertainties.

         LIMITED INSURANCE EXPERIENCE; POTENTIAL FOR NEGATIVE CLAIMS EXPERIENCE. The Company's reinsurance business exposes its assets to significant liability for claims and losses under the program. There can be no assurance that the premiums collected will be adequate to cover the liabilities incurred or that the Company's reserves will be sufficient. Because of the Company's limited experience with insurance risks and the inherent uncertainties in estimating the ultimate costs of claims, reserves are particularly uncertain and losses and adjustment expenses may deviate substantially from expectations. Furthermore, the timing, frequency and extent of liabilities under this program cannot be predicted accurately because the conditions and events which established the Company's loss expectancies may not recur in the future. Unexpected losses associated with this program could have a material adverse effect on the Company's business, financial condition and results of operations as a result of the need to make payments in excess of reserves. Additionally, if the Company expands the program as anticipated, the effect of such losses and or reserves could be compounded.

         DEPENDENCE ON FRANCHISEES; CREDIT RISKS. The Company's revenues are substantially dependent on fees paid by its franchisees. These fees fluctuate based on the franchisees' performance. Franchisees are independent contractors who operate their business independent of the Company. Any failure of franchisees to operate their businesses, or inability of the Company to collect fees owed by franchisees, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         RISKS OF INTERNATIONAL OPERATIONS. During the fiscal year ended March 31, 1999, approximately 1% of the Company's revenues were derived from international operations. The Company's international operations are subject to certain risks, including adverse developments in foreign political and economic environments, varying government regulations, including regulations regarding the protection of trademarks and the offer and sale of franchises, foreign currency fluctuations and potential adverse tax consequences. There can be no assurance that any of these factors, especially if the Company is successful in expanding its international presence, will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Developments in any of these areas, which are more fully described elsewhere in "Item 1 - Description of Business" which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time-to-time by or on behalf of the Company.

ITEM 7. FINANCIAL STATEMENTS


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants......................  23

Financial Statements:

  Consolidated Balance Sheet as of March 31, 1999.......................  24

  Consolidated Statements of Earnings for the Years Ended
    March 31, 1998 and 1999.............................................  25

  Consolidated Statements of Shareholders' Equity for the Years
    Ended March 31, 1998 and 1999........................................ 27

  Consolidated Statements of Cash Flows for the Years Ended
    March 31, 1998 and 1999.............................................. 28

  Notes to Consolidated Financial Statements............................. 29

  Supporting Schedules:

    Schedule II - Valuation and Qualifying Accounts...................... 56

         Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

                       [LETTERHEAD OF GRANT THORNTON LLP]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Rent-A-Wreck of America, Inc.

We have audited the accompanying consolidated balance sheet of Rent-A-Wreck of America, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Wreck of America, Inc., and subsidiaries, as of March 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

We have also audited Schedule II for the years ended March 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP

Baltimore, Maryland
June 10, 1999

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ...................................     $   861,794
  Restricted Cash .............................................         718,543
  Accounts Receivable, net of allowance
    for doubtful accounts of $655,418:
      Continuing License Fees and
        Advertising Fees ......................................         336,242
      Current Portion of Notes Receivable .....................         388,812
      Current Portion of Direct Financing
        Leases ................................................           7,850
      Insurance Premiums Receivable ...........................         635,532
      Other ...................................................          61,081
  Prepaid Expenses and Other ..................................         166,421
  Deferred Taxes ..............................................         199,028
                                                                    -----------

    TOTAL CURRENT ASSETS ......................................       3,375,303
                                                                    -----------
PROPERTY AND EQUIPMENT:
  Furniture ...................................................          93,505
  Computer Hardware and Software ..............................         370,012
  Machinery and Equipment .....................................          82,650
  Leasehold Improvements ......................................          37,896
  Vehicles ....................................................          90,507
                                                                    -----------
                                                                        674,570
  Less:  Accumulated Depreciation and
         Amortization .........................................        (388,887)
                                                                    -----------

    NET PROPERTY AND EQUIPMENT ................................         285,683
                                                                    -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated
    amortization of $126,192 ..................................         192,872
  Long-term Portion of Notes and Direct
    Financing Lease Receivables ...............................          32,088
                                                                    -----------

                                                                        224,960

    TOTAL ASSETS ..............................................     $ 3,885,946
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .......................     $   709,506
  Dividends Payable ...........................................          22,782
  Insurance Financing Payable .................................         564,684
  Insurance Loss Reserves .....................................         366,022
  Income Taxes Payable ........................................         181,662
                                                                    -----------

    TOTAL CURRENT LIABILITIES .................................       1,844,656
                                                                    -----------

    TOTAL LIABILITIES .........................................       1,844,656
                                                                    -----------

COMMITMENTS AND CONTINGENCIES .................................              --

SHAREHOLDERS' EQUITY:
  Convertible  Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,139,125 shares
    (aggregate liquidation preference $911,300) ...............          11,391
  Common Stock, $.01 par value; authorized 25,000,000
    shares; issued and outstanding 3,934,092 shares ...........          39,340
  Additional Paid-In Capital ..................................       2,209,182
  Accumulated Deficit .........................................        (218,623)
                                                                    -----------

    TOTAL SHAREHOLDERS' EQUITY ................................       2,041,290
                                                                    -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................     $ 3,885,946
                                                                    ===========

The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1999


                                                       1998             1999
                                                   -----------      -----------
REVENUES:
  Initial License Fees .........................   $   794,002      $ 1,068,201
  Continuing License Fees ......................     2,401,103        2,721,506
  Advertising Fees .............................       750,990          897,550
  Insurance Premiums ...........................       579,063          738,533
  Vehicle Rental Operations ....................        15,104           15,879
  Other ........................................       136,383          159,646
                                                   -----------      -----------

                                                     4,676,645        5,601,315
                                                   -----------      -----------
EXPENSES:
  Salaries, Consulting Fees, and
    Employee Benefits ..........................       771,508          917,121
  Advertising and Promotion ....................     1,128,801        1,290,099
  Insurance Underwriting Expenses ..............       453,082          616,256
  Sales and Marketing ..........................       509,432          636,666
  General and Administrative ...................       998,276          925,091
  Depreciation and  Amortization ...............       121,461          178,435
                                                   -----------      -----------

                                                     3,982,560        4,563,668
                                                   -----------      -----------

      OPERATING INCOME .........................       694,085        1,037,647

INTEREST INCOME, NET ...........................        62,347           75,135
                                                   -----------      -----------

      INCOME BEFORE INCOME TAX EXPENSE .........       756,432        1,112,782

INCOME TAX EXPENSE .............................       208,528          254,807
                                                   -----------      -----------

      NET INCOME ...............................       547,904          857,975

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ..............................      (111,431)        (104,742)
                                                   -----------      -----------
NET INCOME AFTER DIVIDENDS ON
  CONVERTIBLE CUMULATIVE PREFERRED STOCK .......   $   436,473      $   753,233
                                                   ===========      ===========
EARNINGS PER COMMON SHARE

  Basic ........................................   $       .10      $       .18
                                                   ===========      ===========

Weighted average common shares .................     4,266,711        4,085,860
                                                   ===========      ===========

  Diluted ......................................   $       .09      $       .15
                                                   ===========      ===========
Weighted average common shares
 plus options and warrants .....................     5,914,752        5,611,423
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1999

                                    Preferred Stock       Common Stock      Additional
                                   ----------------     -----------------    Paid-in    Accumulated
                                   Shares    Amount     Shares     Amount    Capital      Deficit        Total
                                   ------    ------     ------     ------    -------      -------        -----
Balance, April 1, 1997 ........  1,439,125  $ 14,391   4,234,767  $42,347  $3,021,490   $(1,322,900)  $1,755,328

 Issuance of common stock .....         --        --      20,000      200      24,800            --       25,000

 Retirement of common stock ...         --        --    (117,575)  (1,176)   (120,333)           --     (121,509)

 Retirement of preferred stock     (20,625)     (206)         --       --     (25,575)           --      (25,781)

 Conversion of preferred stock
 into common stock ............    (52,500)     (525)     52,500      525          --            --           --

 Preferred dividends paid ($.08
   per share) .................         --        --          --       --          --      (111,431)    (111,431)

 Preferred dividend arrearages
   paid .......................         --        --          --       --          --       (41,127)     (41,127)

 Net income ...................         --        --          --       --          --       547,904      547,904
                                 ---------  --------   ---------  -------  ----------   -----------   ----------

Balance, March 31, 1998 .......  1,366,000    13,660   4,189,692   41,896   2,900,382      (927,554)   2,028,384


 Issuance of common stock .....         --        --      56,000      560      36,340            --       36,900

 Retirement of common stock ...         --        --    (311,600)  (3,116)   (355,558)           --     (358,674)

 Retirement of preferred stock    (226,875)   (2,269)         --       --    (360,732)           --     (363,001)

 Retirement of warrants .......         --        --          --       --     (11,250)           --      (11,250)

 Preferred dividends paid ($.08
   per share) .................         --        --          --       --          --      (104,742)    (104,742)

 Preferred dividend arrearages
   paid .......................         --        --          --       --          --       (44,302)     (44,302)

 Net income ...................         --        --          --       --          --       857,975      857,975
                                 ---------  --------   ---------  -------  ----------   -----------   ----------

Balance, March 31, 1999 .......  1,139,125  $ 11,391   3,934,092  $39,340  $2,209,182   $  (218,623)  $2,041,290
                                 =========  ========   =========  =======  ==========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1999

                                                         1998           1999
                                                     -----------    -----------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
 Net Income .....................................    $   547,904    $   857,975
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization ................        121,461        178,435
   Deferred income taxes ........................        (68,508)      (130,520)
   Gain on disposal of property and equipment ...         (4,065)        (3,382)
   Provision for doubtful accounts ..............        (96,404)       (27,153)
 Changes in assets and liabilities:
   Accounts and notes receivable ................       (403,101)      (100,784)
   Prepaid expenses and other ...................        (44,792)       (32,564)
   Accounts payable and accrued
     expenses ...................................        (27,074)        75,861
   Income taxes payable .........................        178,964        (31,496)
   Insurance loss reserves ......................        193,987        119,701
                                                     -----------    -----------

   Net cash provided by operating activities ....        398,372        906,073
                                                     -----------    -----------
Cash flows from investing activities:
 Decrease (increase)in restricted cash ..........         75,130       (324,521)
 Proceeds from sale of property and equipment ...         36,683         51,602
 Acquisition of property and equipment ..........        (75,270)      (208,208)
 Additions to intangible assets .................         (4,114)        (9,985)
                                                     -----------    -----------
   Net cash provided by (used in) investing
    activities ..................................         32,429       (491,112)
                                                     -----------    -----------
Cash flows from financing activities:
 Increase in insurance financing payable ........        489,903         76,287
 Issuance of common stock .......................         25,000         36,900
 Repayments of obligation under capital lease ...        (38,667)            --
 Retirement of warrants .........................             --        (11,250)
 Retirement of common stock .....................       (121,509)      (358,674)
 Retirement of preferred stock ..................        (25,781)      (363,001)
 Preferred dividends paid .......................       (152,558)      (149,044)
                                                     -----------    -----------
   Net cash provided by (used in) financing
    activities ..................................        176,388       (768,782)
                                                     -----------    -----------
   Net increase (decrease) in cash and cash
    equivalents .................................        607,189       (353,821)

Cash and cash equivalents at beginning of year ..        608,426      1,215,615
                                                     -----------    -----------

Cash and cash equivalents at end of year ........    $ 1,215,615    $   861,794
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
 Interest paid ..................................    $    10,115    $    21,780
 Income taxes paid ..............................    $   103,733    $   415,454

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

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

         The Company markets and administers the Rent-A-Wreck and PRICELE$$ vehicle rental franchise programs throughout the United States, as well as various foreign countries. The Company also provides insurance coverage on the vehicles of some of its franchiees. The Company's operations are subject to numerous federal, state, local and foreign laws, including federal and state laws governing the offer and sale of franchises and relationship with franchisees.

RESTRICTED CASH

         Restricted cash includes a deposit of $638,000 being held in the Bank of Butterfield (Bermuda) securing the letter of credit with The Chase Manhattan Bank ("Chase") and $80,543 held on behalf of the Company's franchisees in the national advertising fund to be spent on various advertising programs.

ACCOUNTS AND NOTES RECEIVABLE

         Substantially all receivables derived from franchises granted by the Company are personally guaranteed by the officers or directors of the franchisees. Initial license fees are collected upon execution of the contract or financed, generally over a twelve-month period with interest.

PROPERTY AND EQUIPMENT

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, utilizing primarily the straight-line method for financial statement

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 1999


PROPERTY AND EQUIPMENT-CONTINUED

purposes. Accelerated methods of depreciation and amortization are used for substantially all assets for income tax purposes. The estimated service lives used in determining depreciation for financial reporting are as follows:

         Furniture                                 3   years
         Computer Hardware and Software            3-5 years
         Machinery and Equipment                   5   years
         Leasehold Improvements                    3   years
         Vehicles                                  5   years

INTANGIBLE ASSETS

         Intangible assets include the value of trademarks and costs in excess of net assets acquired in connection with businesses acquired. Trademarks are amortized on the straight-line method to operations over periods ranging from ten to forty years. Costs in excess of net assets acquired in connection with businesses acquired are being amortized to operations on a straight-line basis over ten years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current or forecasted profitability of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these evaluations.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 1999


INCOME TAXES

         Income tax liabilities and assets are recognized for the deferred tax consequences of temporary differences or carryforwards that will result in net taxable income or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes.

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

         INSURANCE PREMIUMS

         Insurance premiums are recognized ratably over the term of the coverage.

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


ADVERTISING

         Advertising costs are expensed as incurred and are classified as advertising and promotion expenses.

STOCK-BASED COMPENSATION

         Compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount to be paid to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

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

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components. Adoption of this standard did not have an effect on the Company.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements on the basis that is used internally for evaluating segment performance. The Company adopted SFAS 131 in the fiscal year beginning April 1, 1998 and has restated its prior year segment data to conform to this presentation.

         In December 1997, SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits, was issued and is effective for the Company's 1999 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Implementation of this standard is not anticipated to have an effect on the Company.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


2. CAPTIVE INSURANCE COMPANY

         In March 1997, Rent-A-Wreck of America, Inc. formed a wholly owned, Bermuda-based captive insurance subsidiary, Consolidated American Rental Insurance Company, LTD ("CAR Insurance"), to provide automobile liability and physical damage insurance for vehicles owned by participating franchisees. The Company's insurance operations are subject to the laws and regulations in the jurisdictions in which they are chartered and do business. American International Group (AIG) provides policy fronting, excess insurance coverage, and an aggregate stop loss protection of $1,300,000. CAR Insurance reinsures AIG's coverage subject to a per loss limit of $100,000 per person and $300,000 per accident.

         As security for the reinsurance arrangement with AIG, the Company has obtained standby letters of credit from Chase ($1,000,000) and the Bank of Butterfield ($638,000). In addition, all assets of the Company have been pledged to secure the agreement with Chase.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

3. DIRECT FINANCING LEASES

         The components of the Company's net investment in direct financing leases as of March 31, 1999 are as follows:

         Total Minimum Lease Payments to be Received ................   $55,798
            Less Amounts Representing Administration
             Costs Included in Total Minimum Lease Payments .........     1,558
                                                                        -------

         Minimum Lease Payment Receivable ...........................    54,240

            Less Allowance for Uncollectibles .......................    11,665
                                                                        -------

         Net Minimum Lease Payments Receivable ......................    42,575

            Less Unearned Income ....................................     7,137
                                                                        -------

         Net Investment in Direct Financing Leases ..................   $35,438
                                                                        =======

            Current Portion .........................................   $ 7,850
            Non-Current Portion .....................................    27,588
                                                                        -------

         Net Investment in Direct Financing Leases ..................   $35,438
                                                                        =======

         The total minimum lease payments receivable in the three succeeding fiscal years are as follows:

         2000 .........................  $27,525
         2001..........................   18,662
         2002..........................    9,611
                                         -------
                  Total                  $55,798
                                         =======

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

4.INTANGIBLE ASSETS

         Intangible assets consist of the following at March 31, 1999:


         Costs in Excess of Net Assets Acquired ....................   $ 50,000
         Trademarks ................................................    269,064
                                                                       --------
                                                                        319,064

         Less Accumulated Amortization .............................    126,192
                                                                       --------

                                                                       $192,872
                                                                       ========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 1999:

         Accounts Payable ..........................................   $126,278
         National Advertising Fund .................................    108,754
         Payroll ...................................................     61,415
         Commissions and Royalties .................................    166,371
         Professional Fees .........................................    135,109
         Other .....................................................    111,579
                                                                       --------

                                                                       $709,506
                                                                       ========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


6.EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share for the years ended March 31, 1998 and 1999 is as follows:

                                                          1998           1999
                                                       ----------     ----------
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to common shares ..........     $  436,473     $  753,233

Denominator:
 Weighted average common shares ..................      4,266,711      4,085,860

Basic EPS ........................................     $      .10     $      .18
                                                       ==========     ==========
DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to common shares ..........     $  436,473     $  753,233
 Dividends on convertible preferred stock ........        111,431        104,742
                                                       ----------     ----------
                                                          547,904        857,975
                                                       ----------     ----------
Denominator
 Weighted average common shares ..................      4,266,711      4,085,860
 Weighted average convertible preferred stock ....      1,366,000      1,346,731
 Weighted average options and warrants ...........        282,041        178,832
                                                       ----------     ----------
                                                        5,914,752      5,611,423

Diluted EPS ......................................     $      .09     $      .15
                                                       ==========     ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


7. INCOME TAXES

         The provision for income taxes for the years ended March 31, 1998 and 1999 consists of the following:

                                                         1998           1999
                                                       ---------      ---------
         Currently payable
          State income taxes .......................   $  51,341      $  52,461
          Federal income taxes .....................     225,695        332,866
                                                       ---------      ---------
              Total currently payable ..............     277,036        385,327

         Deferred ..................................     (68,508)      (130,520)
                                                       ---------      ---------

              Total ................................   $ 208,528      $ 254,807
                                                       =========      =========

         The reconciliation of the provision for income taxes computed at statutory rates to the provision for income taxes provided on pre-tax income for the year ended March 31, 1998 and 1999 is as follows:

                                                         1998           1999
                                                       ---------      ---------
         Federal taxes at statutory rate ...........   $ 257,187      $ 378,346

         Reduction in valuation allowance...........    (100,000)      (176,000)

         State and local taxes, net ................      51,341         52,461
                                                       ---------      ---------

                   Total ...........................   $ 208,528      $ 254,807
                                                       =========      =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


7. INCOME TAXES-CONTINUED

         The significant components of the deferred income tax asset and (liability), stated by source of the difference between financial accounting and tax basis as of March 31, 1999, are as follows:


         Deferred tax assets:
           Reserve for doubtful accounts ..................    $ 255,613
           Accrued expenses ...............................       68,798
           Other ..........................................       13,795
                                                               ---------
                                                                 338,206
         Deferred tax liabilities:
           Fixed assets ...................................      (38,448)
                                                               ---------
         Net deferred tax asset before
           valuation allowance ............................      299,758

         Valuation allowance ..............................     (100,730)
                                                               ---------
         Net deferred tax asset ...........................    $ 199,028
                                                               =========

         The net change in the valuation allowance for the year ended March 31, 1999 was a decrease of $176,000. The valuation allowance has been reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


8. COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company's corporate offices are occupied under the terms of operating leases from both related and non-related parties, the longest of which expires in November 1999 (see note 15). Future minimum lease payments under non-cancelable agreements are as follows:

         March 31,
         ---------
         2000.....................$45,357

         Total rent expense for the years ended March 31, 1998 and 1999 was $71,999 and $71,510, of which $9,649 and $8,044, respectively, was to a related party (see Note 9).

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

9. RELATED PARTY TRANSACTIONS

         The Company has entered into a Management  Agreement with K.A.B.,  Inc.
(KAB), a management  consulting  group controlled by and affiliated with Kenneth
L. Blum, Sr., Chairman of the Board of Directors and Chief Executive Officer of the Company, which expires July 1, 2003. As a part of this agreement, KAB provides direct overall management of the Company's operations. Total annual fees paid to KAB under the management agreement for the years ended March 31, 1998 and 1999 were $250,000 and $262,500 respectively. KAB also holds an option to purchase up to 2,250,000 shares of the Company's common stock (see note 10).

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


9. RELATED PARTY TRANSACTIONS - CONTINUED

         The Company leases a portion of its corporate offices under the terms of a month-to-month operating lease with American Business Information Systems, Inc. (ABIS), a related party of KAB. The Company paid $9,649 and $8,044 for the years ended March 31, 1998 and 1999, respectively, to ABIS under this agreement.

         In 1995, the Company entered into an agreement with ABIS, a related party of KAB, to develop computer software and related documentation over a five-year term. For the years ended March 31, 1998 and 1999, $21,839 and $1,175, respectively, have been paid to ABIS under this agreement.

         In 1995, the Company retained Richter & Co., Inc., a related party, to serve as exclusive financial advisor and placement agent for the Company. For its role of placement agent and financial advisor, Richter & Co., Inc.'s fees will be contingent and based upon transactions completed, as defined in the agreement. For the years ended March 31, 1998 and 1999, there were no fees paid to Richter & Co., Inc. pursuant to this agreement.

         Through March 31, 1999, Richter & Co., Inc. has provided ongoing financial management services to the Company at no charge. Effective April 1, 1999, Richter & Co., Inc. will receive an annual consulting fee of $30,000. In the opinion of management, the terms of the Company's agreements with Richter, KAB and ABIS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

10. STOCK OPTION PLANS AND COMMON STOCK WARRANTS

         Options and warrants to acquire shares of the Company's common stock are granted at a value not less than 100% of the fair market value of the underlying stock on the date of issuance.

         The Company has issued stock options to acquire 2,250,000 shares of its common stock to KAB in conjunction with its management agreement. During the year ended March 31, 1996, KAB transferred (a)483,333 and 604,167 vested and unvested options, respectively, to each of Kenneth L. Blum Jr., the Company's president, and Mr. Blum's sister, Robin Cohn; (b) 20,000 and 25,000 vested and unvested options, respectively, to Richter & Co., Inc., an affiliate of William
L. Richter a director of the Company and financial advisor; and (C) 13,333 and 16,666 vested and unvested options, respectively, to Mr. Richter. In April 1996,

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

10. STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

the Company approved the extension of the term of the KAB Management Agreement for five years expiring June 30, 2003, the extension of the options originally granted to KAB by five years (with a corresponding delay in the fixed vesting date until July 1, 2002), and the addition of a cashless exercise feature. The unvested options are subject to an acceleration of exercisability upon achievement of certain financial stock targets. Such targets were achieved during the year ended March 31, 1999, and at March 31, 1999, all options are fully vested.

         The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model. There were no stock options granted during fiscal years 1998 and 1999.

         The following table summarizes option activity:

                                                               1998      1999
                                                             Weighted   Weighted
                                                             Average    Average
                                       1998        1999      Exercise   Exercise
                                      Shares      Shares      Price      Price
                                      ------      ------      -----      -----

Options outstanding at
  beginning of year ..............   2,265,000   2,250,000    $1.08      $1.08
Options exercised ................          --          --       --         --
Options granted ..................          --          --       --         --
Options canceled .................          --          --       --         --
Options expired ..................     (15,000)         --     1.44         --
                                    ----------   ---------

Options outstanding at
 end of year .....................   2,250,000   2,250,000    $1.08      $1.08
Option price range at
 end of year......................  $  1.00 to  $  1.00 to
                                    $  1.15     $  1.15
Option price range for
 exercised shares.................          --          --

Weighted-average fair value
 of options, granted during
 the year.........................  $       --  $       --

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


10. STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

         At  March  31,  1998  and  1999,   1,000,000  and  2,250,000   options,
respectively, were exercisable.

         The following table summarizes options outstanding at March 31, 1999:

                                                         Weighted Average
          Number        Exercise   Weighted Average         Remaining
         Outstanding     Price      Exercise Price       Contractual Life
         -----------     -----      --------------       ----------------

          2,250,000     $1.00 to       $1.08                4.25 years
                        $1.15

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

                                                     1998           1999
                                                   --------       --------
         Net income applicable to common
          and common equivalent shares
             As reported .....................     $436,473       $753,233
             Pro forma .......................     $351,579       $668,270

         Earnings per share
           Basic:
             As reported .....................     $    .10       $    .18
             Pro forma .......................     $    .08       $    .16
           Diluted:
             As reported .....................     $    .09       $    .15
             Pro forma .......................     $    .06       $    .12

         In consideration of investment banking services rendered in connection with the negotiation of the management agreement with KAB, the Company granted Richter & Co., Inc. five-year warrants, originally expiring June 30, 1998, to purchase 155,000 shares of the Company's common stock. The exercise price of

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


10. STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

20,000 of such warrants was $.80. Those were exercised on June 25, 1998, and the exercise price of the remaining 135,000 warrants is tied to the exercise and vesting provisions of the options issued to KAB in connection with the management agreement. Richter & Co., Inc. assigned 62,000 of these warrants to William L. Richter.

         In April 1996, the Company extended 135,000 of the warrants originally issued to Richter & Co., Inc. for an additional five years in consideration of services rendered in connection with the renegotiation of the KAB Management Agreement and related services.

         Warrants for 30,000 shares of the Company's common stock exercisable at $.80 per share were issued to Richter & Co., Inc. in connection with previous private placement transactions for which Richter & Co., Inc. acted as agent. Richter & Co., Inc. assigned 12,000 of these warrants to William L. Richter and 4,000 warrants to Richter & Co., Inc. employees. On February 11, 1999, Richter & Co., Inc. exercised 14,000 of these warrants and William L. Richter exercised 12,000 of these warrants. On March 1, 1999, the Company bought back a total of 2,500 of these warrants from Richter & Co., Inc. employees at $.50 per warrant, and the remaining 1,500 of these warrants have expired.

         On September 30, 1994, the Company issued warrants for 100,000 shares of the Company's common stock to Whale Securities Co., L.P. for consulting services. The exercise price was $1.25 per share. On November 23, 1998, the Company bought back these warrants for $10,000.

         A summary of changes in outstanding warrants for the year ended March 31, 1999 is as follows:

                                                  Number of      Exercise Price
                                                  Warrants         per Warrant
                                                  --------         -----------

         Outstanding, beginning of year......      285,000        $ .80 - $1.50
         Issued..............................           --        $  --
         Exercised...........................      (46,000)       $ .80
         Bought Back.........................     (102,500)       $ .80 - $1.25
         Canceled............................       (1,500)       $ .80
                                                 ---------

         Outstanding, end of year............      135,000        $1.00 - $1.15
                                                 =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


11. PREFERRED STOCK

         The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless all dividends on the preferred stock for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof. Holders of preferred stock, voting as a class, are entitled to elect up to four members of a seven-member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of a voting trust, Richter Investment Corp. holds a proxy to vote approximately 95% of the preferred stock, and, by virtue of his control over Richter Investment Corp., William L. Richter can be deemed to have voting control over such shares. The holders of the Series A Preferred are entitled to cumulative dividends at an annual rate of eight cents per share. The Series A Preferred is convertible, at the option of the holder, into common shares on the basis of one share of common for each share of Series A Preferred.

         During the year ended March 31, 1999, the Company repurchased and retired 226,875 shares of preferred stock, reducing the total outstanding preferred shares from 1,366,000 to 1,139,125. During the year ended March 31, 1999, the Company declared preferred dividends totaling $104,743, plus $44,302 of dividend arrearages, and at March 31, 1999, unpaid declared preferred dividends totaled $22,782. At March 31, 1999, undeclared and unpaid cumulative preferred dividends amounted to $147,737.

12. OTHER REVENUES

         Components of other revenues for the years ended March 31, 1998 and 1999 were as follows:

                                                   1998             1999
                                                 --------         --------

         Promotional materials...............    $106,779         $135,278
         Other...............................      29,604           24,368
                                                 --------         --------

                                                 $136,383         $159,646
                                                 ========         ========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


13. CONCENTRATIONS OF CREDIT RISK - CASH

         The Company maintains its cash balances in financial institutions, which balances at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk.

14. GEOGRAPHIC AND INDUSTRY SEGMENTS

         The Company currently operates in two principal segments: Vehicle Rental Franchise Programs and Insurance Coverage. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data include revenues based upon customer locations and assets based on physical locations.

         The Company's foreign operations are presently conducted by CAR Insurance in Bermuda (see note 2).

         Information by geographic area and industry segment is as follows:

                                                        1998             1999
                                                     ----------       ----------
Net revenues from external customers
 Vehicle Rental Franchises-United States ........    $4,097,582       $4,862,782
 Insurance-United States ........................       579,063          738,533
 Insurance-Bermuda ..............................            --               --
                                                     ----------       ----------
                                                     $4,676,645       $5,601,315
                                                     ==========       ==========
Segment income before taxes
 Vehicle Rental Franchises-United States ........    $  645,324       $  978,477
 Insurance-United States ........................        48,761           59,170
 Insurance-Bermuda ..............................            --               --
                                                     ----------       ----------
                                                     $  694,085       $1,037,647
                                                     ==========       ==========
Segment assets
 Vehicle Rental Franchises-United States ........    $2,630,585       $2,498,757
 Insurance-United States ........................       764,274          742,156
 Insurance-Bermuda ..............................       269,253          645,033
                                                     ----------       ----------
                                                     $3,664,112       $3,885,946
                                                     ==========       ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


14. GEOGRAPHIC AND INDUSTRY SEGMENTS-CONTINUED

                                                          1998            1999
                                                        --------        --------
Expenditures for segment assets
 Vehicle Rental Franchises-United States ..........     $ 75,270        $208,208
 Insurance-United States ..........................           --              --
 Insurance-Bermuda ................................           --              --
                                                        --------        --------
                                                        $ 75,270        $208,208
                                                        ========        ========
Depreciation and amortization
 Vehicle Rental Franchises-United States ..........     $121,461        $178,435
 Insurance-United States ..........................           --              --
 Insurance-Bermuda ................................           --              --
                                                        --------        --------
                                                        $121,461        $178,435
                                                        ========        ========
Interest income
 Vehicle Rental Franchises-United States ..........     $ 66,225        $ 64,872
 Insurance-United States ..........................          445              --
 Insurance-Bermuda ................................       18,369          32,043
                                                        --------        --------
                                                        $ 85,039        $ 96,915
                                                        ========        ========
Interest expense
 Vehicle Rental Franchises-United States ..........     $ 10,115        $    182
 Insurance-United States ..........................       12,577          21,598
 Insurance-Bermuda ................................           --              --
                                                        --------        --------
                                                        $ 22,692        $ 21,780
                                                        ========        ========
Income taxes
 Vehicle Rental Franchises-United States ..........     $192,498        $254,807
 Insurance-United States ..........................       16,030              --
 Insurance-Bermuda ................................           --              --
                                                        --------        --------
                                                        $208,528        $254,807
                                                        ========        ========

15. SUBSEQUENT EVENTS

         On May 7, 1999, the Company's Board of Directors authorized the payment of 100% of remaining dividend arrearages as of May 6, 1999 ($146,915) on preferred shares to the shareholders of record as of that date.

         On May 7, 1999, the Company's Board of Directors also approved that office space be leased from KA Estate Associates, LLC, a firm owned by Kenneth
L. Blum, Jr. and Alan Cohn, effective at the expiration of the Company's current lease and subject to the lease terms being equivalent or superior to terms available to the Company on comparable space in the vicinity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the fiscal year ended March 31, 1999. In making these disclosures, the Company has relied solely on representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

CLASS I DIRECTORS:

         Kenneth L. Blum, Sr., 72. Kenneth L. Blum, Sr. has served as Chairman and a Director of the Company since June 1993, has been the Company's Chief Executive Officer since December 1993, and was its President from June 1993 to October 1994. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau, and American Business Information Systems, Inc., a high-volume laser printing company. Mr. Blum is a director of Avesis Incorporated, which markets and administers discount benefit programs. Mr. Blum is the father of the Company's President, Kenneth L. Blum, Jr. Mr. Blum controls K.A.B., Inc., a Florida corporation ("K.A.B."), which has a Management Agreement with the Company. See "Certain Transactions."

         Kenneth L. Blum, Jr., 35, has served as Secretary of the Company since March 1994, as Vice President from May 1994 to October 1994, as President since October 1994, and as director since October 1998. Mr. Blum is also President of

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT-CONTINUED

American Business Information Systems, Inc., a high-volume laser printing company and computer service bureau. Mr. Blum is the son of the Company's Chairman and Chief Executive Officer.

CLASS II DIRECTORS:

         William L. Richter, 56, has been a director of the Company since November 1989 and served previously as a director from 1983 to 1985. Mr. Richter was Co-Chairman of the Company from November 1989 to June 1993 and has been Vice Chairman since June 1993. For the past ten years, Mr. Richter has been President of Richter Investment Corp. and its wholly owned subsidiary, Richter & Co., Inc., a registered broker-dealer and investment banking firm. Mr. Richter has been a Senior Managing Director of Cerberus Capital Management, L.P. (or its predecessor organization) since their founding in late 1992. Mr. Richter is a Director and Co-Chairman of Avesis Incorporated, which markets and administers discount benefit programs.

         Alan L. Aufzien, 69, has served as a Director of the Company since November 1989. Mr. Aufzien has also been a partner in the Norall Organization, a private investment company, since 1987. Since 1983, he has also been the president and a director of New York Harbour Associates, Inc. (a real estate development firm). From 1986 to 1996, Mr. Aufzien was the Chairman of Meadowlands Basketball Association (New Jersey Nets) and currently serves as a director of that organization. Mr. Aufzien is also a director of First Real Estate Trust of New Jersey.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer for services rendered to the Company during the fiscal years ended March 31, 1997, 1998 and 1999. No other executive officer who was serving as an executive officer during fiscal 1999 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the fiscal year ended March 31, 1999.

                                         Annual         Long-term Compensation
                                      Compensation              Awards
                                      ------------       ---------------------
                                                         Securities Underlying
Name and Principal Position        Year      Salary (1)     Options/SARS(#)
---------------------------        ----      ---------   ---------------------

Kenneth L. Blum, Sr., CEO          1999      $262,500            -- (2)
                                   1998       250,000            -- (2)
                                   1997       250,000            -- (2)

(1) Mr. Blum became Chief Executive Officer of the Company in connection with the Management Agreement between the Company and K.A.B., effective June 30, 1993. Mr. Blum does not receive cash compensation directly from the Company. K.A.B. receives cash compensation pursuant to the Management Agreement of $300,000 per year (250,000 per year prior to January 1, 1999) plus expense reimbursements ($7,850 in the year ended March 31, 1999). The amounts indicated in the table represent compensation received by K.A.B. pursuant to the Management Agreement. Mr. Blum is the sole stockholder of K.A.B. See "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Management Agreement."

(2) During the year ended March 31, 1994, K.A.B. received options for the purchase of 2,250,000 shares of the Company's Common Stock in connection with the Management Agreement. During the year ended March 31, 1995, the Board of Directors approved the vesting of 1,000,000 of these options at an exercise price of $1.00 per share. Effective July 20, 1995, the exercise

ITEM 10. EXECUTIVE COMPENSATION
     price of the balance of the options was set by the Board of Directors at $1.15 per share, with vesting, subject to continued employment, on July 1, 2002, or earlier subject to satisfaction of performance targets. Also effective on that date, K.A.B. transferred the Options to certain transferees. See "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock options or SARs were granted to the executive officer named in the Summary Compensation Table during the last fiscal year. See Item 12. Certain Relationships and Related Transactions under the caption "Certain Transactions - Management Agreement with K.A.B., Inc. and Related Transactions - Stock Option Grant."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

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

COMPENSATION OF DIRECTORS

         Currently, directors of the Company who also serve as officers of the Company and outside directors receive no cash compensation in connection with the services they render as directors. (Officers, however, receive compensation in their capacity as officers as described above). Directors are reimbursed for expenses incurred in connection with their board service. On March 3, 1999, the Company's Board of Directors approved that the Company pay William L. Richter consulting fees of $30,000 per year beginning April 1, 1999. The fees will be assigned to Richter & Co., Inc.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of May 19, 1999, the persons and entities identified in the following table, including all directors, executive officers and persons known to the Company to own more than 5% of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, the shares of voting securities reflected in such table. All the outstanding shares of Series A Preferred are immediately convertible at the option of the holder into Common Stock, on a share-for-share basis. Except as otherwise specified, the named beneficial owner has sole investment and voting power with respect to such shares.

                                                                                 Total (1)
                                                                           ---------------------
 Name and Address                                          Shares          Percent      Percent
of Beneficial Owner                  Title of Class   Beneficially Owned   of Class    of Common
-------------------                  --------------   ------------------   --------    ---------
David Schwartz
Bundy Rent-A-Wreck
12333 W. Pico Blvd.
Los Angeles, California 90064         Common              865,000(2)          21.9        21.9

William L. Richter
c/o Richter & Co., Inc.
450 Park Avenue                       Common              992,706(4)          23.9(4)     23.9
New York, NY 100022                   Preferred(3)      1,075,000(4)          95.1        35.4(5)

Alan L. Aufzien
P.O. Box 2369                         Common               32,500               **          **
Secaucus, NJ 07094                    Preferred(4)         34,375              3.0         1.7(8)

Kenneth L. Blum, Sr.(6)
11460 Cronridge Dr., #120
Owings Mills, MD 21117                     --                  --               --          --

Kenneth L. Blum, Jr.(6)(7)
11460 Cronridge Dr., #120
Owings Mills, MD 21117                Common            1,249,167             24.8        24.8

Robin Cohn (6)(7)
c/o Rent-A-Wreck of America, Inc.
11460 Cronridge Dr., #120
Owings Mills, MD  21117               Common            1,254,167             24.9        24.9
                                      Common            2,274,373 (4)(6)(7)   43.4        43.4 (5)

All Directors and Executive Officers
 as a Group including the Directors
 Named Above (4 persons)              Preferred(3)(4)   1,075,000(4)(5)       95.1        50.4(8)

* Represents percentage ownership of Common Stock based upon shares of Common Stock owned or deemed owned due to presently exercisable warrants and options and after such person's conversion of Series A Preferred.

**   Less than 1%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT-CONTINUED

FOOTNOTES

(1) Based on 3,943,217 Common Shares and 1,130,000 Series A Preferred Shares outstanding on the date of this table, May 19, 1999.
(2)  Pledged to secure third-party bank loan to Mr. Schwartz.
(3) Holders of Series A Preferred, voting as a class, are entitled to elect up to four members of a seven member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of proxies granted to Richter Investment Corp. ("RIC"), 95.2% of the Series A Preferred may be voted by RIC as of the date of this table. The proxies are effective until such time that fewer than 500,000 shares of Series A Preferred remain outstanding. See note 4 below.
(4) Includes 84,000 shares of Common Stock issuable upon exercise of options and warrants, 178,750 shares of Series A Preferred, and 1,200 shares of Common Stock held by spouse and 13,750 shares of Series A Preferred and 5,000 shares of Common Stock held by a family member. Also includes 550,000 shares of Series A Preferred and 321,600 shares of Common Stock held by RIC, 296,375 shares of Common Stock and warrants (currently exercisable or exercisable within 60 days) held by Richter & Co., Inc. ("RCI"). Also includes an additional 332,500 shares of Series A Preferred as to which RIC holds voting authority via proxy (see note 3 above). Mr. Richter holds a controlling interest in RIC, and RIC holds 100% of the outstanding stock of RCI. Mr. Richter, RIC and RCI have the same address. Mr. Aufzien's 34,375 shares of Series A Preferred, held by a partnership controlled by Mr. Aufzien, are subject to a voting proxy granted to RIC.
(5) Excludes 332,500 shares of Series A Preferred as to which RIC holds voting authority via proxy (see notes 3 and 4 above) because RIC would not have voting or investment control of the converted Common Stock issued upon conversion of such shares of Series A Preferred.
(6)  Mr.  Blum,  Sr. is the father of Kenneth L. Blum,  Jr. and Robin Cohn;  see note 7 below. Mr. Blum disclaims beneficial ownership of shares held by Mr. Blum, Jr. and Ms. Cohn.
(7) Includes 1,087,500 shares issuable pursuant to currently exercisable options and, in the case of Ms. Cohn, includes 166,667 shares held jointly with spouse. See note 6 above. Mr. Blum, Jr. and Ms. Cohn disclaim beneficial ownership of shares held by each other. For additional information regarding options held by Mr. Blum, Jr. and Ms. Cohn, see footnote 10 of the Company's audited financial statements found in Item 7.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to footnote 9 of the Company's audited financial statements for the description of such information.

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

          3. Financial Statement Schedules for the years in the period ended March 31, 1998 and 1999, as applicable.


     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED MARCH 31, 1998 and 1999

                                                 ADDITIONS
                                        ---------------------------
                           BALANCE AT   CHARGED TO                                    BALANCE
                           BEGINNING    COSTS AND      CHARGED TO                      AT END
DESCRIPTION                OF PERIOD    EXPENSES     OTHER ACCOUNTS    DEDUCTIONS    OF PERIOD
-----------                ---------    --------     --------------    ----------    ---------
MARCH 31, 1998

Allowance for
 doubtful accounts         $779,035     $ 73,455       $     --         $169,859(1)   $682,631
                           ========     ========       ========         ========      ========

Valuation allowance on
 net deferred tax assets   $377,000     $     --       $     --         $100,000(2)   $277,000
                           ========     ========       ========         ========      ========

MARCH 31, 1999

Allowance for
 doubtful accounts         $682,631     $188,574       $     --         $215,787(1)   $655,418
                           ========     ========       ========         ========      ========

Valuation allowance on
 net deferred tax assets   $277,000     $     --       $     --         $176,000(2)   $101,000
                           ========     ========       ========         ========      ========

(1)  Accounts written off

(2) Reduction in the valuation allowance based on evaluation of realization of net deferred tax assets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rent-A-Wreck of America, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Rent-A-Wreck of America, Inc.
Registrant

By:                                                  Date:

/s/ Mitra Ghahramanlou                                    June 23, 1999
------------------------------
Mitra Ghahramanlou
Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature and Title                                         Date
   -------------------                                         ----

/s/ Kenneth L. Blum, Sr.                                  June 23, 1999
------------------------------
Kenneth L. Blum, Sr.
Chairman of the Board
and Director (Principal
Executive Officer)

/s/ Mitra Ghahramanlou                                    June 23, 1999
------------------------------
Mitra Ghahramanlou
Chief Accounting Officer
(Principal Financial and
Accounting Officer)

/s/ Kenneth L. Blum, Jr.                                  June 23, 1999
------------------------------
Kenneth L. Blum, Jr.
President and Director

/s/ William L. Richter                                    June 23, 1999
------------------------------
William L. Richter
Vice Chairman of the Board
and Director

/s/ Alan Aufzien                                          June 23, 1999
------------------------------
Alan Aufzien, Director

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 1999

Exhibit                                                  Incorporated
  No.              Exhibit                             by Reference from
  ---              -------                             -----------------

3.1       Certificate of Incorporation            Form 10-K for the Fiscal  year
                                                  ended March 31, 1997.

3.2       Bylaws, as amended                      Form 10-K for the fiscal  year
                                                  ended March 31, 1986, in which
                                                  the Bylaws,  are  incorporated
                                                  by reference and amendments to
                                                  Bylaws are filed therein.

4.1       Terms of $250,000  Letter of Credit     Form  10-QSB  for the  quarter
          issued by the Bank of  Butterfield,     ended December 31, 1997.
          as contained in  application  dated
          June 20, 1997, with attached Letter
          of Set-Off

4.15      Amendment to Letter Of Credit terms     Form  10-KSB  for  the  fiscal
          of   $638,000   by  the   Bank   of     year ended March 31, 1998
          Butterfield,    as   contained   in
          application  dated  June 20,  1997,
          with attached Letter of Set-Off

4.2       Financing  Statement dated June 10,     Form  10-QSB  for the  quarter
          1997  by  Rent-A-Wreck  Leasing  in     ended June 30, 1997.
          favor of The Chase Manhattan Bank

4.3       General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June  4,   1997   by   Rent-A-Wreck     ended June 30, 1997.
          Leasing   in  favor  of  The  Chase
          Manhattan Bank

4.4       Financing  Statement dated June 10,     Form  10-QSB  for the  quarter
          1997  by  Rent-A-Wreck   Operation,     ended June 30, 1997.
          Inc.   in   favor   of  The   Chase
          Manhattan Bank

4.5       General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June  4,   1997   by   Rent-A-Wreck     ended June 30, 1997.
          Operation,  Inc.  in  favor  of The
          Chase Manhattan Bank

4.6       Financing  Statement dated June 10,     Form  10-QSB  for the  quarter
          1997  by  Rent-A-Wreck  One  Way in     ended June 30, 1997.
          favor of The Chase Manhattan Bank

4.7       General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June 4,1997 by Rent-A-Wreck One Way     ended June 30, 1997.
          in  favor  of The  Chase  Manhattan
          Bank

4.8       Financing  Statement dated June 10,     Form  10-QSB  for the  quarter
          1997 by Bundy American  Corporation     ended June 30, 1997.
          in  favor  of The  Chase  Manhattan
          Bank

4.9       General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June  4,  1997  by  Bundy  American     ended June 30, 1997.
          Corporation  in favor of The  Chase
          Manhattan Bank

4.10      Financing Statement by Rent-A-Wreck     Form  10-QSB  for the  quarter
          of  America,  Inc.  dated  June 10,     ended June 30, 1997.
          1997   in   favor   of  The   Chase
          Manhattan Bank

4.11      General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June  4,  1997 by  Rent-A-Wreck  of     ended June 30, 1997.
          America, Inc. in favor of The Chase
          Manhattan Bank

4.12      Financing  Statement dated June 10,     Form  10-QSB  for the  quarter
          1997 by URM Corporation in favor of     ended June 30, 1997.
          The Chase Manhattan Bank

4.13      General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June 4, 1997 by URM  Corporation in     ended June 30, 1997.
          favor of The Chase Manhattan Bank

4.14      Financing  Statement  dated June 6,     Form  10-QSB  for the  quarter
          1997 by Central  Life and  Casualty     ended June 30, 1997.
          Company,  Limited  in  favor of The
          Chase Manhattan Bank

4.15      General  Security  Agreement  dated     Form  10-QSB  for the  quarter
          June 4,  1997 by  Central  Life and     ended June 30, 1997.
          Casualty Company, Limited, in favor
          of The Chase Manhattan Bank

9         Voting Trust Agreement                  Form 10-K for the fiscal  year
                                                  ended March 31, 1990

10.1      Option Plan                             Form 10-K for the fiscal  year
                                                  ended March 31, 1993

10.2*     Management  Agreement  - K.A.B., Inc.   Form 8-K, dated June 30, 1993
          Related party dated June 30, 1993


10.2.1*   Amendment to  Management  Agreement     Form 10-K for the fiscal  year
          with K.A.B.,  Inc.,  Related  party     ended March 31, 1997.
          dated March 27, 1996

10.3*     Stock Option Grant to K.A.B.,  Inc.     Form 8-K, dated June 30, 1993
          dated June 30, 1993                     and Amendment No. 1 to Form
                                                  10-K for the fiscal year ended
                                                  March 31, 1997.

10.3.1*   Amendment  to Stock Option Grant to     Form 10-K for the fiscal  year
          K.A.B., Inc. dated July 20, 1995        ended March 31, 1997.

10.4*     Registration Rights Agreement dated     Form 8-K, dated June 30, 1993
          June 30, 1993, among K.A.B.,  Inc.,
          Kenneth L. Blum,  Jr., Alan S. Cohn
          and the Company

10.5      Warrant  Agreement - Richter & Co.,     Form 8-K, dated June 30, 1993
          Inc.

10.6      Software  Development  and Computer     Form  10-KSB  for  the  fiscal
          Usage Agreement  effective  January     year ended March 31, 1995.
          1, 1995 between  National  Computer
          Services, Inc. and the Company.

10.7      Financial     Advisory    Agreement     Form  10-KSB  for  the  fiscal
          between  the  Company and Richter &     year ended March 31, 1995.
          Co., Inc. dated March 20, 1995.

10.8      Lease   between   the  Company  and     Form  10-KSB  for  the  fiscal
          Owings   Mills   Commerce    Centre     year ended March 31, 1996.
          Limited Partnership dated September
          19,    1995   and    subordination,
          Attornment   and    Non-Disturbance
          Agreement.

10.9      Franchise Agreement - standard form     Form  10-KSB  for  the  fiscal
          as of August 3, 1995                    year ended March 31, 1996.

10.10     Facultative  Reinsurance  Agreement     Form  10-KSB  for  the  fiscal
          dated   March   1,   1997   between     year ended March 31, 1998.
          National   Union   Fire   Insurance
          Company  of   Pittsburg,   PA.  and
          Consolidated     American    Rental
          Insurance Company, LTD.

10.11     Standby  or  Performance  Letter of     Form  10-KSB  for  the  fiscal
          Credit  Application  and  Agreement     year ended March 31, 1998.
          dated   June   3,   1997    between
          Rent-A-Wreck  Of America,  Inc. and
          The Chase Manhattan Bank

10.11.1   First  Amendment dated June 1, 1998     Form  10-KSB  for  the  fiscal
          to  the   Standby  or   Performance     year ended March 31, 1998.
          Letter  of Credit  Application  and
          Agreement   dated   June  3,   1997
          between  Rent-A-Wreck  Of  America,
          Inc. and The Chase Manhattan Bank

21        List of Subsidiaries                    Filed herewith.

27        Financial Data Schedule                 Filed herewith.

*  Management contract or compensatory plan or arrangement.