Form 10QSB
period 1999-06-30
RENT A WRECK OF AMERICA INC
filed 1999-08-16
CIK 763567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,943,217 shares as of July 23, 1999.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                           FORM 10-QSB - JUNE 30, 1999

                                      INDEX


Part I. Financial Information                                             Page
                                                                          ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of
          March 31, 1999 and June 30, 1999 (Unaudited)                     2-3

        Consolidated Statements of Earnings for
          the Three Months ended June 30, 1998 and 1999 (Unaudited)          4

        Consolidated Statements of Cash Flows for
          the Three Months ended June 30, 1998 and 1999 (Unaudited)          5

        Notes to Consolidated Financial Statements (Unaudited)             6-8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8-10

Part II. Other Information


Item 2. Changes in Securities and Use of Proceeds                           14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31,      June 30,
                                                         1999           1999
                                                      -----------   -----------
                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and Cash Equivalents                            $   861,794   $ 1,152,602
 Restricted Cash                                          718,543       720,565
 Accounts Receivable, net of allowance
  for doubtful accounts of $655,418 and $733,547 at
   March 31, 1999 and June 30, 1999, respectively:
    Continuing License Fees and Advertising Fees          336,242       350,511
    Current Portion of Notes Receivable                   388,812       393,689
    Current Portion of Direct Financing Leases              7,850         3,408
    Insurance Premiums Receivable                         635,532           721
    Other                                                  61,081        80,107
 Prepaid Expenses                                         166,421       160,293
 Deferred Taxes                                           199,028       227,690
                                                      -----------   -----------
   TOTAL CURRENT ASSETS                                 3,375,303     3,089,586
                                                      -----------   -----------
PROPERTY AND EQUIPMENT:
 Furniture                                                 93,505        93,505
 Computer Hardware and Software                           370,012       373,243
 Machinery and Equipment                                   82,650        82,650
 Leasehold Improvements                                    37,896        37,896
 Vehicles                                                  90,507        92,310
                                                      -----------   -----------
                                                          674,570       679,604
 Less: Accumulated Depreciation and Amortization         (388,887)     (415,705)
                                                      -----------   -----------
NET PROPERTY AND EQUIPMENT                                285,683       263,899
                                                      -----------   -----------
OTHER ASSETS:
 Intangible Assets, net of accumulated
   amortization of $126,192 and $131,510 at
   March 31, 1999 and June 30, 1999, respectively         192,872       203,413
 Long-term Portion of Notes and Direct Financing
   Lease Receivables                                       32,088        59,581
                                                      -----------   -----------
                                                          224,960       262,994

   TOTAL ASSETS                                       $ 3,885,946   $ 3,616,479
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       March 31,     June 30,
                                                         1999          1999
                                                      -----------   -----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
 Accounts Payable and Accrued Expenses                $   709,506   $   588,055
 Dividends Payable                                         22,782        22,600
 Insurance Financing Payable                              564,684       472,581
 Insurance Loss Reserves                                  366,022       418,453
 Income Taxes Payable                                     181,662         9,984
                                                      -----------   -----------
   TOTAL CURRENT LIABILITIES                            1,844,656     1,511,673
                                                      -----------   -----------
   TOTAL LIABILITIES                                    1,844,656     1,511,673
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES                                  --            --

SHAREHOLDERS' EQUITY:

 Convertible Cumulative Series A Preferred Stock,
   $.01 par value; authorized 10,000,000 shares;
   issued and outstanding 1,139,125 and 1,130,000
   shares at March 31, 1999 and at June 30, 1999
   (aggregate  liquidation  preference $911,300
   and $904,000 at March 31, 1999 and June 30, 1999)       11,391        11,300
 Common Stock, $.01 par value; authorized
   25,000,000 shares; issued and outstanding
   3,934,092 shares at March 31, 1999 and
   3,943,217 shares at June 30, 1999                       39,340        39,432
 Additional Paid-In Capital                             2,209,182     2,209,182
 Accumulated Deficit                                     (218,623)     (155,108)
                                                      -----------   -----------
   TOTAL SHAREHOLDERS' EQUITY                           2,041,290     2,104,806
                                                      -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 3,885,946   $ 3,616,479
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       1998              1999
                                                    ----------       -----------
REVENUES:
 Initial License Fees                               $  312,000       $  362,001
 Continuing License Fees                               582,578          679,305
 Advertising Fees                                      191,455          220,784
 Insurance Premiums                                    162,043          175,849
 Other                                                  37,533           41,222
                                                    ----------       ----------
                                                     1,285,609        1,479,161
EXPENSES:
 Salaries, Consulting Fees and
   Employee Benefits                                   204,187          246,437
 Advertising and Promotion                             285,171          322,019
 Insurance Underwriting Expenses                       137,060          144,954
 Sales and Marketing                                   169,830          178,364
 General and Administrative                            245,456          234,361
 Depreciation and Amortization                          34,019           32,135
                                                    ----------       ----------
                                                     1,075,723        1,158,270

      OPERATING INCOME                                 209,886          320,891

OTHER INCOME (EXPENSE)
 Interest Income                                        21,286           24,393
 Interest Expense                                       (5,166)          (6,614)
                                                    ----------       ----------
                                                        16,120           17,779
                                                    ----------       ----------
      INCOME BEFORE INCOME TAX EXPENSE                 226,006          338,670

INCOME TAX EXPENSE                                      59,342          105,639
                                                    ----------       ----------
      NET INCOME                                    $  166,664       $  233,031

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK                                       27,320           22,600
                                                    ----------       ----------
NET INCOME AFTER DIVIDENDS ON CONVERTIBLE
  CUMULATIVE PREFERRED STOCK                        $  139,344       $  210,431
                                                    ----------       ----------
EARNINGS PER COMMON SHARE

  Basic                                             $      .03       $      .05
                                                    ----------       ----------
Weighted average common shares                       4,162,888        3,940,409
                                                    ==========       ==========
  Diluted                                           $      .03       $      .04
                                                    ----------       ----------
Weighted average common shares plus
  options and warrants                               5,631,968        5,893,288
                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,
                                                     --------------------------
                                                        1998           1999
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net income                                          $  166,664     $  233,031
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                         34,019         32,135
   Deferred income taxes                                     --        (28,665)
   Provision for doubtful accounts                       44,091         78,129
 Changes in assets and liabilities:
   Accounts and notes receivable                        428,332        495,459
   Prepaid expenses                                      (4,753)         6,128
   Accounts payable and accrued
     expenses                                          (100,786)      (121,633)
   Income taxes payable                                (251,864)      (171,678)
   Insurance loss reserves                              (56,404)        52,431
                                                     ----------     ----------
      Net cash provided by operating activities         259,299        575,337
                                                     ----------     ----------
Cash flows from investing activities:
 (Increase) decrease in restricted cash                (354,949)        (2,022)
 Acquisition of property and equipment                  (55,771)        (5,892)
 Additions to intangible assets                          (2,005)       (14,815)
                                                     ----------     ----------
      Net cash used in investing activities            (412,725)       (22,729)
                                                     ----------     ----------
Cash flow from financing activities:
 Decrease in insurance financing payable                (23,256)       (92,103)
 Issuance of common stock                                16,000             --
 Retirement of common stock                             (84,543)            --
 Preferred dividends paid                               (71,622)      (169,697)
                                                     ----------     ----------
      Net cash used in financing activities            (163,421)      (261,800)
                                                     ----------     ----------
      Net increase (decrease) in cash and cash
         equivalents                                   (316,847)       290,808

Cash and cash equivalents at beginning of period      1,215,615        861,794
                                                     ----------     ----------
Cash and cash equivalents at end of period           $  898,768     $1,152,602
                                                     ----------     ----------
Supplemental disclosure of cash flow information:
 Interest paid                                       $    5,166          6,614
 Taxes paid                                          $  307,100     $  301,700

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly owned subsidiaries, Rent-A-Wreck Operations, Inc. ("RAW OPS"), Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing").

     All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The consolidated balance sheet as of June 30, 1999, and the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2. PREFERRED STOCK

     On May 7, 1999, the Company paid 100% of remaining dividend arrearages ($146,915) on the Company's Convertible Cumulative Series A Preferred Stock. For the quarter ended June 30, 1999, the Company declared dividends on the Preferred Stock totaling $22,600 which are expected to be paid during the second quarter of the Company's fiscal year.

3. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 1998 and 1999 is as follows:

                                                       1998              1999
                                                    ----------        ----------
BASIC EPS COMPUTATION

Numerator:
  Net income applicable to common shares            $  139,344        $  210,431

Denominator:
  Weighted average common shares                     4,162,888         3,940,409
                                                    ----------        ----------
Basic EPS                                           $      .03        $      .05
                                                    ==========        ==========
DILUTED EPS COMPUTATION

Numerator:
  Net income applicable to common shares            $  139,344        $  210,431
  Dividends on convertible preferred stock              27,320            22,600
                                                    ----------        ----------
                                                       166,664           233,031
                                                    ----------        ----------
Denominator
  Weighted average common shares                     4,162,888         3,940,409
  Weighted average convertible preferred stock       1,366,000         1,132,808
  Weighted average options and warrants                103,080           820,071
                                                    ----------        ----------
                                                     5,631,968         5,893,288
                                                    ----------        ----------
Diluted EPS                                         $      .03        $      .04
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, increased by $176,057 (16%) over the 1998 three months results ended June 30, 1998. Initial license fees increased by $50,001 (16%) due to the addition of new franchises. Continuing license fees increased by $96,727 (17%), and advertising fees increased by $29,329 (15%). These increases resulted primarily from fleet growth at existing franchises.

     Revenues from insurance premiums increased by $13,806 (9%) due to higher participation by the Company's franchisees in the Company's CAR Insurance program offered by a subsidiary that commenced operations in March 1997.

     Other revenue increased by $3,689 (10%) due primarily to an increase in promotional material purchased by the Company's franchisees.

     Total operating expenses increased by $82,547 (8%) in this period compared to the same period in the prior year. Salary expense increased by $42,250 (21%) primarily as a result of hiring additional employees in response to the growth of the Company. Advertising and promotion expenses increased by $36,848 (13%), which resulted primarily from an increase in national advertising expense to promote the Company. Insurance underwriting expenses increased by $7,894 (6%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation of the Company's franchisees in its CAR Insurance program. Sales and marketing expenses increased by $8,534 (5%), which resulted primarily from a larger amount of franchise sales made in this period compared to the same period in the prior year. General and administrative expenses decreased by $11,095 (5%), which resulted primarily from a reduction in legal and other professional fees.

     Depreciation and amortization expense decreased by $1,884 (6%) in this period compared to the same period in the prior year. This decrease was primarily due to disposal of assets offset by additional investment in computer software and hardware.

     The Company realized operating income of $320,891, before taxes and interest, for the three-month period ended June 30, 1999 compared to operating income of $209,886 for the same period in the prior year, reflecting an increase of $111,005 (53%). This increase resulted primarily from the increase in initial license fees and continuing license fees due to the addition of new franchises and fleet growth at existing franchises.

     Net interest income increased $1,659 (10%). This increase was primarily due to interest earned on the increased cash deposits which are held in interest bearing accounts.

     Income tax expense for the three-month period ended June 30, 1999 increased by $46,297 (78%) compared to the three-month period ended June 30, 1998 due to higher pre-tax earnings, partially offset by a reduction in the deferred tax asset valuation allowance. The valuation allowance has been reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of $1,577,913 compared to $1,530,647 at March 31, 1999. This increase of $47,266 resulted primarily from the net profit earned during the three-month period ended June 30, 1999, reduced by the payoff of all dividend arrearages on the Company's Preferred Stock.

     The Company has finalized a $1,000,000 letter of credit with The Chase Manhattan Bank ("Chase") in connection with the Company's CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. Funds drawn against the letter of credit bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 8% on July 23, 1999). For the quarter ended June 30, 1999, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by a pledge of all of the Company's assets.

     The Company rents its office facilities under the terms of an operating lease. The monthly office facilities lease commitments were $5,449 and $5,670 at June 30, 1998 and 1999, respectively.

     Property and equipment increased by $5,034 (.8%) from March 31, 1999 to June 30, 1999. This increase occurred primarily due to additional investment in computer software and hardware.

     Cash provided by operations was $575,337, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable and prepaid expenses and the increase in insurance loss reserves, offset by the decrease in the Company's accounts payable and accrued expenses and income taxes payable. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program. Accounts payable and accrued expenses decreased primarily due to the payment of professional fees in connection with the reinsurance program. Income taxes payable decreased primarily due to estimated income taxes paid for the year ended March 31, 1999.

     Cash used in investing activities of $22,729 related primarily to the acquisition of computer software, hardware, annual costs associated with renewing trademarks and an increase in restricted cash due to the Company's additional liability to the national advertising fund.

     Cash used in financing activities during the same period was $261,800, resulting from a decrease in insurance financing payable and the payment of preferred dividends.

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

     The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts as well as those current and anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties will not exceed $5,000, which expenditures will be funded from operating cash flows. As of June 30, 1999, the Company had incurred costs of approximately $1,000. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company; however, if all Year 2000 issues are not properly identified or if assessment, remediation and testing are not effected timely, there can be no assurances that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationship with customers, vendors or others. Additionally, there can be no assurances that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

     The above information is based upon management's best estimates and was derived using numerous assumptions regarding future events, including the continued availability of third party remediation plans and other factors. There can be no assurances that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess and remediate and test all relevant computer codes and imbedded technology and similar uncertainties.

                            SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended June 30, 1998 and 1999 and with respect to the balance sheets thereof at June 30 in each of those years.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                 Three Months ended June 30,
                                                 ---------------------------
                                                    1998             1999
                                                  --------         --------
                                                (in thousands except per share
                                               amounts and number of franchises)
                                                          (Unaudited)
FRANCHISEES' RESULTS

Franchisees' revenue (1)                           $9,710           $11,322
Number of franchised locations                        568               655

RESULTS OF OPERATIONS

Total revenue                                      $1,286           $ 1,479
Total expense                                       1,076             1,158
Income before income taxes                            226               339
Net income                                            167               233
Earnings per common share

  Basic                                            $  .03           $   .05
  Weighted average common shares                    4,163             3,940

  Diluted                                          $  .03           $   .04
  Weighted average common shares plus
    convertible preferred stock, and options
      and warrants                                  5,632             5,893

BALANCE SHEET DATA

Working capital                                    $1,532           $ 1,578
Total assets                                       $3,258           $ 3,616
Shareholders' Equity                               $2,055           $ 2,105

     (1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees in paying license fees.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 29, 1999, a shareholder converted 9,125 shares of preferred stock to common stock. See also Item 5 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     During the quarter ended June 30, 1999, a shareholder converted 9,125 shares of preferred stock to common stock reducing total outstanding preferred shares from 1,139,125 to 1,130,000 and increasing total outstanding common shares from 3,934,092 to 3,943,217.

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

     Rent-A-Wreck of America, Inc.
     (Registrant)

By:                                     Date:


/s/ Mitra Ghahramanlou                  August 11, 1999
--------------------------              ----------------------
Mitra Ghahramanlou
Chief Accounting Officer




/s/ Kenneth L. Blum, Sr.                August 11, 1999
--------------------------              ----------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1999





 Exhibit No.                Description
 -----------                -----------

  10.12       Franchise Agreement - Rent-A-Wreck Standard       Filed herewith.
              form as of June 30, 1999.

  10.13       Franchise Agreement - Priceless Auto Rental       Filed herewith.
              Standard form as of June 30, 1999.

  27          Financial Data Schedule                           Filed herewith.