Form 10QSB
period 1999-09-30
RENT A WRECK OF AMERICA INC
filed 1999-11-15
CIK 763567

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,953,217 shares as of October 27, 1999.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                        FORM 10-QSB - SEPTEMBER 30, 1999

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           March 31, 1999 and September 30, 1999 (Unaudited)                 2-3

         Consolidated Statements of Earnings for
           the Three Months and Six Months ended
           September 30, 1998 and 1999 (Unaudited)                             4

         Consolidated Statements of Cash Flows for
           the Three Months and Six Months ended
           September 30, 1998 and 1999 (Unaudited)                             5

         Notes to Consolidated Financial Statements
           (Unaudited)                                                       6-9

Item 2.  Management's Discussion and Analysis or Plan of Operation          9-15

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

Part I - Financial Information

Item 1 - Financial Statements

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31,   September 30,
                                                        1999           1999
                                                     -----------    -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents .......................  $   861,794    $ 1,544,758
  Restricted Cash .................................      718,543        799,385
  Accounts Receivable, net of allowance
   for doubtful accounts of $655,418 and $757,059
   at March 31, 1999 and September 30, 1999,
   respectively:
      Continuing License Fees and
        Advertising Fees ..........................      336,242        456,615
      Current Portion of Notes Receivable .........      388,812        485,790
      Current Portion of Direct Financing
        Leases ....................................        7,850            325
      Insurance Premiums Receivable ...............      635,532             --
      Other .......................................       61,081         70,471
  Prepaid Expenses ................................      166,421        157,141
  Deferred Tax Assets .............................      199,028        252,875
                                                     -----------    -----------
    TOTAL CURRENT ASSETS ..........................    3,375,303      3,767,360
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
  Furniture .......................................       93,505         95,074
  Computer Hardware and Software ..................      370,012        382,824
  Machinery and Equipment .........................       82,650         83,761
  Leasehold Improvements ..........................       37,896         37,896
  Vehicles ........................................       90,507        132,952
                                                     -----------    -----------
                                                         674,570        732,507
  Less:  Accumulated Depreciation and
         Amortization .............................     (388,887)      (443,812)
                                                     -----------    -----------
NET PROPERTY AND EQUIPMENT ........................      285,683        288,695
                                                     -----------    -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated
    amortization of $126,192 and $136,383
    at March 31, 1999 and September 30, 1999,
    respectively ..................................      192,872        192,669
  Long-term Portion of Notes and Direct
    Financing Lease Receivables ...................       32,088         55,342
                                                     -----------    -----------
                                                         224,960        248,011
                                                     -----------    -----------
    TOTAL ASSETS ..................................  $ 3,885,946    $ 4,304,066
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             March 31,    September 30,
                                                               1999           1999
                                                            -----------    -----------
                                                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .................   $   709,506    $   783,723
  Dividends Payable .....................................        22,782         22,400
  Insurance Financing Payable ...........................       564,684        294,150
  Insurance Loss Reserves ...............................       366,022        447,606
  Income Taxes Payable ..................................       181,662        241,314
                                                            -----------    -----------
    TOTAL CURRENT LIABILITIES ...........................     1,844,656      1,789,193
                                                            -----------    -----------
    TOTAL LIABILITIES ...................................     1,844,656      1,789,193
                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES ...........................            --             --

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
   $.01 par value; authorized 10,000,000 shares;
   issued and outstanding 1,139,125 and 1,120,000
   shares at March 31, 1999 and at September 30, 1999
   (aggregate  liquidation  preference $911,300 at
   March 31, 1999 and $896,000 at September 30, 1999) ...        11,391         11,200
  Common Stock, $.01 par value; authorized
   25,000,000 shares; issued and outstanding
   3,934,092 shares at March 31, 1999 and
   3,953,217 shares at September 30, 1999 ...............        39,340         39,532
  Additional Paid-In Capital ............................     2,209,182      2,209,182
  (Accumulated Deficit) Retained Earnings ...............      (218,623)       254,959
                                                            -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY ..........................     2,041,290      2,514,873
                                                            -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $ 3,885,946    $ 4,304,066
                                                            ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                Three Months                  Six Months
                                             Ended September 30,          Ended September 30,
                                         --------------------------    --------------------------
                                            1998           1999           1998           1999
                                         -----------    -----------    -----------    -----------
REVENUES:
  Initial License Fees ...............   $   367,051    $   362,000    $   679,051    $   724,001
  Continuing License Fees ............       791,488        929,852      1,374,066      1,609,157
  Advertising Fees ...................       259,285        291,855        450,740        512,639
  Insurance premiums .................       200,974        227,402        363,017        403,251
  Other ..............................        47,466         54,932         84,999         96,154
                                         -----------    -----------    -----------    -----------
                                           1,666,264      1,866,041      2,951,873      3,345,202
                                         -----------    -----------    -----------    -----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits ................       220,806        238,245        424,993        484,682
  Sales and Marketing Expenses .......       147,754        135,273        368,961        313,637
  Advertising and Promotion ..........       410,684        391,746        644,478        713,765
  Underwriting Expenses ..............       152,986        180,124        290,046        325,078
  General and Administrative Expenses        209,520        245,155        454,976        479,516
  Depreciation & Amortization ........        36,115         32,980         70,134         65,115
                                         -----------    -----------    -----------    -----------
                                           1,177,865      1,223,523      2,253,588      2,381,793
                                         -----------    -----------    -----------    -----------
      OPERATING INCOME ...............       488,399        642,518        698,285        963,409

OTHER INCOME (EXPENSE)
  Interest Income ....................        20,052         27,506         43,337         51,899
  Interest Expense ...................        (4,143)        (6,694)       (11,308)       (13,308)
                                         -----------    -----------    -----------    -----------
                                              15,909         20,812         32,029         38,591
                                         -----------    -----------    -----------    -----------

      INCOME BEFORE INCOME TAX EXPENSE       504,308        663,330        730,314      1,002,000
                                         -----------    -----------    -----------    -----------
INCOME TAX EXPENSE ...................       169,460        230,863        228,802        336,502
                                         -----------    -----------    -----------    -----------
      NET INCOME .....................   $   334,848    $   432,467    $   501,512    $   665,498

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ....................        27,320         22,400         54,640         45,000
                                         -----------    -----------    -----------    -----------
NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES .......   $   307,528    $   410,067    $   446,872    $   620,498
                                         -----------    -----------    -----------    -----------
EARNINGS PER COMMON SHARE
  Basic ..............................   $       .08    $       .11    $       .11    $       .16
                                         -----------    -----------    -----------    -----------
Weighted average common shares .......     4,097,596      3,943,543      4,130,064      3,941,985
                                         ===========    ===========    ===========    ===========
  Diluted ............................   $       .06    $       .07    $       .09    $       .11
                                         -----------    -----------    -----------    -----------
Weighted average common shares
 plus options and warrants ...........     5,466,630      6,106,494      5,535,090      5,999,891
                                         ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1998           1999
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net income .....................................   $   501,512    $   665,498
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization ..............        70,134         65,115
      Gain on disposal of property and equipment .          (390)            --
      Deferred income taxes ......................            --        (53,847)
      Provision for doubtful accounts ............        58,933        101,641
  Changes in assets and liabilities:
      Accounts and notes receivable ..............       267,469        291,421
      Prepaid expenses ...........................       (21,009)         9,280
      Accounts payable and accrued
        expenses .................................        (3,109)        73,835
      Income taxes payable .......................       (70,085)        59,652
      Insurance loss reserves ....................           815         81,584
                                                     -----------    -----------
      Net cash provided by operating activities ..       804,270      1,294,179
                                                     -----------    -----------
Cash flows from investing activities:
  (Increase) decrease in restricted cash .........      (392,562)       (80,842)
  Proceeds from sale of property and equipment ...        34,550             --
  Acquisition of property and equipment ..........      (157,507)       (57,554)
  Additions to intangible assets .................        (6,447)        (9,988)
                                                     -----------    -----------
      Net cash used in investing activities ......      (521,966)      (148,384)
                                                     -----------    -----------
Cash flow from financing activities:
  Decrease in insurance financing payable ........      (252,545)      (270,534)
  Issuance of common stock .......................        16,000             --
  Retirement of common stock .....................      (126,561)            --
  Preferred dividends paid .......................       (98,942)      (192,297)
                                                     -----------    -----------
      Net cash used in financing activities ......      (462,048)      (462,831)
                                                     -----------    -----------
      Net increase (decrease) in cash and cash
         equivalents .............................      (179,744)       682,964

Cash and cash equivalents at beginning of period .     1,215,615        861,794
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $ 1,035,871    $ 1,544,758
                                                     -----------    -----------
Supplemental disclosure of cash flow information:
  Interest paid ..................................   $    11,308         13,308
  Taxes paid .....................................   $   309,282    $   337,755

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly owned subsidiaries, Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing") and Priceless Rent-A-Car, Inc. ("PRICELESS") which was formed on September 30, 1999.

     All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The consolidated balance sheet as of September 30, 1999, and the consolidated statements of earnings and cash flows for the three and six-month periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2.   PREFERRED STOCK

     On May 7, 1999, the Company paid 100% of remaining dividend arrearages ($146,915) on the Company's Convertible Cumulative Series A Preferred Stock. A quarterly preferred dividend of $22,600 was declared for the first quarter ended June 30, 1999 and it was paid on August 11, 1999. For the quarter ended September 30, 1999, the Company declared preferred dividends totaling $22,400 which are expected to be paid during the third quarter of the Company's fiscal year.

3.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month and six-month periods ended September 30, 1998 and 1999 is as follows:

                                    Three Months               Six Months
                                 Ended September 30,       Ended September 30,
                               -----------------------   -----------------------
                                  1998         1999         1998         1999
                               ----------   ----------   ----------   ----------
BASIC EPS COMPUTATION

Net income applicable to
  common and common
    equivalent shares ......   $  307,528   $  410,067   $  446,872   $  620,498

Weighted average common
  shares ...................    4,097,596    3,943,543    4,130,064    3,941,985
                               ----------   ----------   ----------   ----------
Basic EPS ..................   $      .08   $      .11   $      .11   $      .16
                               ==========   ==========   ==========   ==========

DILUTED EPS COMPUTATION

Net income applicable to
  common and common
    equivalent shares ......   $  307,528   $  410,067   $  446,872   $  620,498
Dividends on convertible
  preferred stock ..........       27,320       22,400       54,640       45,000
                               ----------   ----------   ----------   ----------
                                  334,848      432,467      501,512      665,498
                               ----------   ----------   ----------   ----------
Weighted average common
  shares ...................    4,097,596    3,943,543    4,130,064    3,941,985
Weighted average
  convertible preferred
    stock ..................    1,366,000    1,129,674    1,366,000    1,131,232
Weighted average options
  and warrants .............        3,034    1,033,277       39,026      926,674
                               ----------   ----------   ----------   ----------
                                5,466,630    6,106,494    5,535,090    5,999,891
                               ----------   ----------   ----------   ----------
Diluted EPS ................   $      .06          .07   $      .09          .11
                               ==========   ==========   ==========   ==========

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

     Information by geographic area and industry segment is as follows:

                                                              Six Months
                                                          Ended September 30,
                                                       -------------------------
                                                          1998           1999
                                                       ----------     ----------
Net revenues from external customers
  Vehicle Rental Franchises-United States ........     $2,588,856     $2,941,951
  Insurance-United States ........................        363,017        403,251
  Insurance-Bermuda ..............................             --             --
                                                       ----------     ----------
                                                       $2,951,873     $3,345,202
                                                       ==========     ==========
Segment income before taxes
  Vehicle Rental Franchises-United States ........     $  683,952     $  945,483
  Insurance-United States ........................         34,714         41,226
  Insurance-Bermuda ..............................         11,648         15,291
                                                       ----------     ----------
                                                       $  730,314     $1,002,000
                                                       ==========     ==========
Segment assets
  Vehicle Rental Franchises-United States ........     $2,793,107     $3,103,983
  Insurance-United States ........................        193,818        540,827
  Insurance-Bermuda ..............................        644,273        659,256
                                                       ----------     ----------
                                                       $3,631,198     $4,304,066
                                                       ==========     ==========
Expenditures for segment assets
  Vehicle Rental Franchises-United States ........     $  157,507     $   57,554
  Insurance-United States ........................             --             --
  Insurance-Bermuda ..............................             --             --
                                                       ----------     ----------
                                                       $  157,507     $   57,554
                                                       ==========     ==========
Depreciation and amortization
  Vehicle Rental Franchises-United States ........     $   70,134     $   65,115
  Insurance-United States ........................             --             --
  Insurance-Bermuda ..............................             --             --
                                                       ----------     ----------
                                                       $   70,134     $   65,115
                                                       ==========     ==========
Interest income
  Vehicle Rental Franchises-United States ........     $   28,251     $   30,954
  Insurance-United States ........................          3,438          5,654
  Insurance-Bermuda ..............................         11,648         15,291
                                                       ----------     ----------
                                                       $   43,337     $   51,899
                                                       ==========     ==========

                                                              Six Months
                                                          Ended September 30,
                                                       -------------------------
                                                          1998           1999
                                                       ----------     ----------
Interest expense
  Vehicle Rental Franchises-United States ........     $       42     $      378
  Insurance-United States ........................         11,266         12,930
  Insurance-Bermuda ..............................             --             --
                                                       ----------     ----------
                                                       $   11,308     $   13,308
                                                       ==========     ==========
Income taxes
  Vehicle Rental Franchises-United States ........     $  228,802     $  336,502
  Insurance-United States ........................             --             --
  Insurance-Bermuda ..............................             --             --
                                                       ----------     ----------
                                                       $  228,802     $  336,502
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

     In August 1999, the Company settled a pending lawsuit against a former franchisee. As a result of the settlement agreement, the Company anticipates receiving $100,000 in release of its claims which will result in $100,000 of additional income. To date the Company has not recorded any gain as the settlement is being finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, increased by $165,883 (12%).
Continuing license fees increased by $138,364 (17%), and advertising fees increased by $32,570 (13%). These increases resulted primarily from fleet growth at existing franchises.

     Revenues from insurance premiums increased by $26,428 (13%) due to higher participation by the Company's franchisees in the Company's CAR Insurance program.

     Other revenue increased by $7,466 (16%) due primarily to an increase in a wheelchair van rental program which is being tested in the immediate area of the Company's headquarters in Maryland.

     Total operating expenses increased by $45,658 (4%) compared to the prior period. Salary expense increased by $17,439 (8%) primarily as a result of hiring additional employees in response to the growth of the Company. Sales and marketing expenses decreased by $12,481 (8%), which resulted primarily from the repurchase of a territory from an existing franchisee. In the quarter ended September 30, 1998, the cost of which was charged to sales and marketing expense because the Company was able to resell the territory to a new franchisee for a greater amount. Advertising and promotion expenses decreased by $18,938 (5%), which resulted primarily from a decrease in national advertising expense. Insurance underwriting expenses increased by $27,138 (18%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation of the Company's franchisees in its CAR Insurance program. General and administrative expenses increased by $35,635 (17%), which resulted primarily from an increase in the management fee earned by K.A.B., an affiliate, payment of monthly consulting fees to Richter & Co., Inc., an affiliate, and an increase in legal and other professional fees. Depreciation and amortization expense decreased by $3,135 (9%) due to the disposal of assets and older assets becoming fully depreciated offset by additional investment in computer software and hardware.

     The Company realized operating income of $642,518, before taxes and interest, for the three-month period ended September 30, 1999 compared to operating income of $488,399 for the same period in the prior year, reflecting an increase of $154,119 (32%). This increase resulted primarily from the increase in continuing license fees due to the addition of new franchises and fleet growth at existing franchises.

     Net interest income increased $4,903 (31%). This increase was primarily due to interest earned on the increased cash deposits which are held in interest bearing accounts.

     Income tax expense for the three-month period ended September 30, 1999 increased by $61,403 (36%) compared to the three-month period ended September 30, 1998 due to higher pre-tax earnings, partially offset by a reduction in the deferred tax asset valuation allowance. The valuation allowance has been reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     Net revenues increased by $393,329 (13%) for the six-month period ended September 30, 1999 as compared to the same period in the prior year. This increase occurred due to a $44,950 (7%) increase in initial license fees, a $235,091(17%) increase in continuing license fees, a $61,899 (14%)increase in advertising fees, and a $40,234 (11%) increase in premium income associated with the new reinsurance program. These increases occurred for the same reasons as those for the three-month period documented above.

     Total operating expenses increased by $128,205 (6%) in this period compared to the same period in the prior year. Salary expense increased by $59,689 (14%) primarily as a result of additional employees in response to the growth of the Company. Sales and marketing expenses decreased by $55,324 (15%), which resulted primarily from the repurchase of a territory from an existing franchisee. In the quarter ended September 30, 1998, the cost of which was charged to sales and marketing expense because the Company was able to resell the territory to a new franchisee for a greater amount. Advertising and promotion expenses increased by $69,287 (11%), which resulted primarily from an increase in national advertising expense to promote the Company. Underwriting expenses increased by $35,032 (12%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation by the Company's franchisees. General and administrative expenses increased by $24,540 (5%), which resulted primarily from an increase in the management fee earned by K.A.B, an affiliate, and payment of monthly consulting fees to Richter & Co., Inc., an affiliate. Depreciation and amortization expense decreased by $5,019 (7%) due to disposal of assets and older assets becoming fully depreciated offset by additional investment in property and equipment.

     The Company realized operating income of $963,409, before taxes and interest, for the six-month period ended September 30, 1999 as compared to operating income of $698,285 for 1998, reflecting an increase of $265,124 (38%). This increase resulted primarily from the increase in initial license fees, continuing license fees and insurance premiums.

     Income tax expense for the six-month period ended September 30, 1999 increased by $107,700 (47%) compared to the six-month period ended September 30, 1998 due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had working capital of $1,978,167 compared to $1,530,647 at March 31, 1999. This increase of $447,520 resulted primarily from the net profit earned during the six-month period ended September 30, 1999, reduced by the payoff of all dividend arrearages on the Company's Preferred Stock.

     The Company has finalized a $1,000,000 letter of credit with The Chase Manhattan Bank ("Chase") in connection with the Company's CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. Funds drawn against the letter of credit bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 8.25% on October 27, 1999). For the quarter ended September 30, 1999, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by a pledge of all of the Company's assets.

     The Company rents its office facilities under the terms of an operating lease. The monthly office facilities lease commitments were $5,449 and $5,670 at September 30, 1998 and 1999, respectively.

     Property and equipment increased by $57,937 (9%) from March 31, 1999 to September 30, 1999. This increase occurred primarily due to the purchase of one vehicle for the wheelchair van program and an additional investment in computer software and hardware.

     Cash provided by operations was $1,294,179, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable and prepaid expenses and the increase in insurance loss reserves, accounts payable and accrued expenses and income taxes payable. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program. Accounts payable and accrued expenses increased primarily due to the Company's additional liability to the national advertising fund. Income taxes payable increased primarily due to higher pre-tax earnings, offset by estimated income taxes paid for the year ended March 31, 1999.

     Cash used in investing activities of $148,384 related primarily to the acquisition of computer software, hardware, annual costs associated with renewing trademarks and an increase in restricted cash due to the Company's additional liability to the national advertising fund.

     Cash used in financing activities during the same period was $462,831, resulting from a decrease in insurance financing payable and the payment of preferred dividends.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2000.

IMPACT OF INFLATION

     Inflation has had no material impact on the operations and financial condition of the Company.

     The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation of the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. All forward-looking statements should be considered in light of these risks and uncertainties.

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

     During early 1998, the Company engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation and testing efforts, and such fees have been included above.

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

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended September 30, 1998 and 1999 and with respect to the balance sheets thereof at September 30 in each of those years.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                        Three Months             Six Months
                                     Ended September 30,     Ended September 30,
                                     -------------------     -------------------
                                      1998        1999        1998        1999
                                     -------     -------     -------     -------
                                     (in thousands except per share and number
                                                  of franchises)
                                                    (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1) .........   $13,191     $15,498     $22,901     $26,819
Number of Franchises .............       588         671         588         671

RESULTS OF OPERATIONS

Total Revenue ....................   $ 1,666     $ 1,866     $ 2,952     $ 3,345
Costs and expenses and Other .....     1,178       1,224       2,254       2,382
Income before income taxes .......       504         663         730       1,002
Net income .......................       335         432         502         665
Earnings per share

 Basic ...........................   $   .08     $   .11     $   .11     $   .16

Weighted average common shares ...     4,098       3,944       4,130       3,942

 Diluted .........................   $   .06     $   .07     $   .09     $   .11

Weighted average common shares ...     5,467       6,106       5,535       6,000

                                                               September 30,
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
                                                                 (Unaudited)
BALANCE SHEET DATA

Working capital                                               $1,759    $1,978
Total assets                                                  $3,631    $4,304
Shareholders' equity                                          $2,320    $2,515

(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 29, 1999, a shareholder converted 9,125 shares of preferred stock to common stock. On September 28, 1999, a shareholder converted 10,000 shares of preferred stock to common stock. See also Item 5 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     During the quarter ended June 30, 1999, a shareholder converted 9,125 shares of preferred stock to common stock reducing total outstanding preferred shares from 1,139,125 to 1,130,000 and increasing total outstanding common shares from 3,934,092 to 3,943,217. During the quarter ended September 30, 1999, a shareholder converted 10,000 shares of preferred stock to common stock reducing total outstanding preferred shares from 1,130,000 to 1,120,000 and increasing total outstanding common shares from 3,943,217 to 3,953,217.

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

     Rent-A-Wreck of America, Inc.
           (Registrant)


By:                                     Date:


/s/ Mitra Ghahramanlou                  November 8, 1999
-----------------------------
Mitra Ghahramanlou
Chief Accounting Officer



/s/ Kenneth L. Blum, Sr.                November 8, 1999
-----------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27              Financial Data Schedule                      Filed herewith.