Form 10QSB
period 1999-12-31
RENT A WRECK OF AMERICA INC
filed 2000-02-14
CIK 763567

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________ to ____________

                         Commission File Number 0-14819


                          RENT-A-WRECK OF AMERICA, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its Charter)


            Delaware                                             95-3926056
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               10324 South Dolfield Drive, Owings Mills, MD 21117
             -----------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)


                   Issuer's telephone number: (410) 581-5755


            11460 Cronridge Drive, Suite 120, Owings Mills, MD 21117
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,553,217 shares as of January 20, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                       FORM 10-QSB - DECEMBER 31, 1999

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1999 (Unaudited)                                     2-3

        Consolidated Statements of Earnings for the Three Months
          and Nine Months ended December 31, 1998 and 1999 (Unaudited)       4

        Consolidated Statements of Cash Flows for the Three Months
          and Nine Months ended December 31, 1998 and 1999 (Unaudited)       5

        Notes to Consolidated Financial Statements (Unaudited)              6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10-13

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

ITEM 5. OTHER INFORMATION                                                    16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     16

        Signatures                                                           17

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31,    December 31,
                                                         1999           1999
                                                       ---------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and Cash Equivalents ........................  $  861,794     $  698,785
 Restricted Cash ..................................     718,543        727,044
 Accounts Receivable, net of allowance for
  doubtful accounts of $655,418 and $841,115
  at March 31, 1999 and December 31, 1999,
  respectively:
   Continuing License Fees and Advertising Fees ...     336,242        414,432
   Current Portion of Notes Receivable ............     388,812        432,040
   Current Portion of Direct Financing Leases .....       7,850         14,578
   Insurance Premiums Receivable ..................     635,532         86,981
   Other ..........................................      61,081         71,858
 Prepaid Expenses .................................     166,421        150,633
 Deferred Tax Assets ..............................     199,028        278,058
                                                     ----------     ----------

   TOTAL CURRENT ASSETS ...........................   3,375,303      2,874,409
                                                     ----------     ----------
PROPERTY AND EQUIPMENT:
 Furniture ........................................      93,505         95,129
 Computer Hardware and Software ...................     370,012        390,255
 Machinery and Equipment ..........................      82,650         89,589
 Leasehold Improvements ...........................      37,896         52,894
 Vehicles .........................................      90,507        169,348
                                                     ----------     ----------
                                                        674,570        797,215

 Less: Accumulated Depreciation and Amortization ..    (388,887)      (473,444)
                                                     ----------     ----------

NET PROPERTY AND EQUIPMENT ........................     285,683        323,771
                                                     ----------     ----------
OTHER ASSETS:
 Intangible Assets, net of accumulated amortization
  of $126,192 and $141,802 at March 31, 1999 and
  December 31, 1999, respectively .................     192,872        193,424
 Long-term Portion of Notes and Direct
   Financing Lease Receivables ....................      32,088         33,612
                                                     ----------     ----------
                                                        224,960        227,036
                                                     ----------     ----------
   TOTAL ASSETS ...................................  $3,885,946     $3,425,216
                                                     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       March 31,    December 31,
                                                         1999           1999
                                                       ---------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
 Accounts Payable and Accrued Expenses .............  $  709,506    $  671,080
 Dividends Payable .................................      22,782        22,400
 Insurance Financing Payable .......................     564,684       117,660
 Insurance Loss Reserves ...........................     366,022       517,466
 Income Taxes Payable ..............................     181,662       238,142
                                                      ----------    ----------

   TOTAL CURRENT LIABILITIES .......................   1,844,656     1,566,748
                                                      ----------    ----------

   TOTAL LIABILITIES ...............................   1,844,656     1,566,748
                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Convertible  Cumulative Series A Preferred
  Stock, $.01 par value;  authorized 10,000,000
  shares; issued and outstanding 1,139,125 and
  1,120,000 shares at March 31, 1999 and at
  December 31, 1999 (aggregate liquidation
  preference $911,300 at March 31, 1999 and
  $896,000 at December 31, 1999) ...................      11,391        11,200
 Common Stock, $.01 par value; authorized
   25,000,000 shares; issued and outstanding
   3,934,092 shares at March 31, 1999 and
   3,553,217 shares at December 31, 1999 ...........      39,340        35,532
 Additional Paid-In Capital ........................   2,209,182     1,423,682
 (Accumulated Deficit) Retained Earnings ...........    (218,623)      388,054
                                                      ----------    ----------

   TOTAL SHAREHOLDERS' EQUITY ......................   2,041,290     1,858,468
                                                      ----------    ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......  $3,885,946    $3,425,216
                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                              Three Months Ended              Nine Months Ended
                                                 December 31,                    December 31,
                                          --------------------------      --------------------------
                                              1998           1999             1998           1999
                                          -----------    -----------      -----------    -----------
REVENUES:
 Initial License Fees .................  $   228,250     $   152,002      $   907,301     $   876,003
 Advertising Fees .....................      217,073         221,159          667,813         733,798
 Continuing License Fees ..............      647,829         702,519        2,021,895       2,311,676
 Insurance premiums ...................      202,357         230,818          565,374         634,069
 Other ................................       48,921          48,878          133,920         145,032
                                         -----------     -----------      -----------     -----------
                                           1,344,430       1,355,376        4,296,303       4,700,578
                                         -----------     -----------      -----------     -----------
EXPENSES:
 Salaries, Consulting Fees and
   Employee Benefits ..................      210,812         204,643          635,805         689,325
 Sales and Marketing Expenses .........      163,752         110,168          532,713         423,805
 Advertising and Promotion ............      303,040         323,366          947,518       1,037,131
 Underwriting Expenses ................      174,432         180,635          464,478         505,713
 General and Administrative Expenses...      228,325         309,349          683,301         788,865
 Depreciation & Amortization ..........       35,045          35,052          105,179         100,167
                                         -----------     -----------      -----------     -----------
                                           1,115,406       1,163,213        3,368,994       3,545,006
                                         -----------     -----------      -----------     -----------

  OPERATING INCOME.....................      229,024         192,163          927,309       1,155,572

OTHER INCOME (EXPENSE)
 Interest Income ......................       26,746          26,767           70,083          78,685
 Interest Expense .....................       (6,339)         (6,694)         (17,647)        (20,021)
                                         -----------     -----------      -----------     -----------
                                              20,407          20,073           52,436          58,664
                                         -----------     -----------      -----------     -----------

  INCOME BEFORE INCOME TAX EXPENSE.....      249,431         212,236          979,745       1,214,236
                                         -----------     -----------      -----------     -----------
INCOME TAX EXPENSE ....................       73,422          56,741          302,224         393,243
                                         -----------     -----------      -----------     -----------

  NET INCOME...........................  $   176,009     $   155,495      $   677,521     $   820,993

DIVIDENDS ON CONVERTIBLE CUMULATIVE
 PREFERRED STOCK ......................       27,320          22,400           81,960          67,400
                                         -----------     -----------      -----------     -----------
NET INCOME APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES .........  $   148,689     $   133,095      $   595,561     $   753,593
                                         -----------     -----------      -----------     -----------
EARNINGS PER COMMON SHARE
 Basic ................................  $       .04     $       .04      $       .15     $       .20
                                         -----------     -----------      -----------     -----------
Weighted average common shares ........    4,078,781       3,783,652        4,106,907       3,889,015
                                         ===========     ===========      ===========     ===========
 Diluted ..............................  $       .03     $       .03      $       .12     $       .14
                                         -----------     -----------      -----------     -----------
Weighted average common shares
 plus options and warrants ............    5,737,934       5,962,235        5,596,642       5,987,134
                                         ===========     ===========      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1998          1999
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net income .....................................    $   677,521    $   820,993
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization ................        105,179        100,167
   Gain on disposal of property and equipment ...         (1,577)            --
   Deferred income taxes ........................             --        (79,030)
   Provision for doubtful accounts ..............        126,730        185,697
 Changes in assets and liabilities:
   Accounts and notes receivable ................        239,359        222,407
   Prepaid expenses .............................        (15,595)        15,788
   Accounts payable and accrued expenses ........         60,860        (38,808)
   Income taxes payable .........................        (12,040)        56,480
   Insurance loss reserves ......................         84,979        151,444
                                                     -----------    -----------
     Net cash provided by operating
      activities ................................      1,265,416      1,435,138
                                                     -----------    -----------
Cash flows from investing activities:
 (Increase) decrease in restricted cash .........       (348,126)        (8,501)
 Proceeds from sale of property and equipment ...         42,386             --
 Acquisition of property and equipment ..........       (183,272)      (121,763)
 Additions to intangible assets .................         (6,694)       (16,162)
                                                     -----------    -----------

     Net cash used in investing activities ......       (495,706)      (146,426)
                                                     -----------    -----------
Cash flow from financing activities:
  Decrease in insurance financing payable .......       (429,760)      (447,024)
  Issuance of common stock ......................         16,000             --
  Retirement of warrants ........................        (10,000)            --
  Retirement of common stock ....................       (198,588)      (790,000)
  Preferred dividends paid ......................       (126,262)      (214,697)
                                                     -----------    -----------

      Net cash used in financing activities .....       (748,610)    (1,451,721)
                                                     -----------    -----------
      Net increase (decrease) in cash and
         cash equivalents .......................         21,100       (163,009)

Cash and cash equivalents at beginning
 of period ......................................      1,215,615        861,794
                                                     -----------    -----------
Cash and cash equivalents at end of period ......    $ 1,236,715    $   698,785
                                                     ===========    ===========
Supplemental disclosure of cash flow information:
 Interest paid ..................................    $    17,947         20,021
 Taxes paid .....................................    $   367,758    $   419,433

The accompanying notes are an integral part of these financial statements.

            RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1999

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

     The consolidated balance sheet as of December 31, 1999, and the consolidated statements of earnings and cash flows for the three and nine- month periods ended December 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2. PREFERRED STOCK

     On May 7, 1999, the Company paid 100% of remaining dividend arrearages ($146,915) on the Company's Convertible Cumulative Series A Preferred Stock. A quarterly preferred dividend of $22,600 was declared for the first quarter ended June 30, 1999 and it was paid on August 11, 1999. For the quarter ended September 30, 1999, the Company declared preferred dividends totaling $22,400 which were paid on November 11, 1999. For the quarter ended December 31, 1999, the Company declared dividends totaling $22,400 which are expected to be paid during the fourth quarter of the Company's fiscal year.

3. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month and nine-month periods ended December 31, 1998 and 1999 is as follows:

                                 Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
                                  1998         1999         1998         1999
                               ----------   ----------   ----------   ----------
BASIC EPS COMPUTATION

 Net income applicable to
  common and common
  equivalent shares            $  148,689   $  133,095   $  595,561   $  753,593
 Weighted average common
   shares                       4,078,781    3,783,652    4,106,907    3,889,015
                               ----------   ----------   ----------   ----------

Basic EPS                      $      .04   $      .04   $      .15   $      .20
                               ==========   ==========   ==========   ==========

DILUTED EPS COMPUTATION

 Net income applicable to
  common and common
  equivalent shares            $  148,689   $  133,095   $  595,561   $  753,593
 Dividends on convertible
preferred stock                    27,320       22,400       81,960       67,400
                               ----------   ----------   ----------   ----------
                                  176,009      155,495      677,521      820,993
                               ----------   ----------   ----------   ----------

 Weighted average common
  shares                        4,078,781    3,783,652    4,106,907    3,889,015
 Weighted average convertible
  preferred stock               1,366,000    1,120,000    1,366,000    1,127,475
 Weighted average options
  and warrants                    293,153    1,058,583      123,735      970,644
                               ----------   ----------   ----------   ----------
                                5,737,934    5,962,235    5,596,642    5,987,134
                               ----------   ----------   ----------   ----------

Diluted EPS                    $      .03   $      .03   $      .12   $      .14
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

     Information by geographic area and industry segment is as follows:

                                                             Nine Months
                                                          Ended December 31,
                                                         1998            1999
                                                      ----------      ----------
Net revenues from external customers
 Vehicle Rental Franchises-United States              $3,730,929      $4,066,509
 Insurance-United States                                 565,374         634,069
 Insurance-Bermuda                                            --              --
                                                      ----------      ----------
                                                      $4,296,303      $4,700,578
                                                      ==========      ==========
Segment income before taxes
 Vehicle Rental Franchises-United States              $  920,894      $1,114,400
 Insurance-United States                                  37,801          76,213
 Insurance-Bermuda                                        21,050          23,623
                                                      ----------      ----------
                                                      $  979,745      $1,214,236
                                                      ==========      ==========
Segment assets
 Vehicle Rental Franchises-United States              $2,958,500      $2,309,611
 Insurance-United States                                 114,654         448,348
 Insurance-Bermuda                                       653,669         667,257
                                                      ----------      ----------
                                                      $3,726,823      $3,425,216
                                                      ==========      ==========
Expenditures for segment assets
 Vehicle Rental Franchises-United States              $  183,272      $  121,763
 Insurance-United States                                      --              --
 Insurance-Bermuda                                            --              --
                                                      ----------      ----------
                                                      $  183,272      $  121,763
                                                      ==========      ==========
Depreciation and amortization
 Vehicle Rental Franchises-United States              $  105,179      $  100,167
 Insurance-United States                                      --              --
 Insurance-Bermuda                                            --              --
                                                      ----------      ----------
                                                      $  105,179      $  100,167
                                                      ==========      ==========
Interest income
 Vehicle Rental Franchises-United States              $   45,596      $   48,798
 Insurance-United States                                   3,437           6,264
 Insurance-Bermuda                                        21,050          23,623
                                                      ----------      ----------
                                                      $   70,083      $   78,685
                                                      ==========      ==========

                                                             Nine Months
                                                          Ended December 31,
                                                      --------------------------
                                                         1998            1999
                                                      ----------      ----------
Interest expense
 Vehicle Rental Franchises-United States              $      181      $      398
 Insurance-United States                                  17,466          19,623
 Insurance-Bermuda                                            --              --
                                                      ----------      ----------
                                                      $   17,647      $   20,021
                                                      ==========      ==========

Income taxes
 Vehicle Rental Franchises-United States              $  302,224      $  393,243
 Insurance-United States                                      --              --
 Insurance-Bermuda                                            --              --
                                                      ----------      ----------
                                                      $  302,224      $  393,243
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

     In August 1999, the Company settled a pending lawsuit against a former franchisee. As a result of the settlement agreement, the Company anticipates receiving $100,000 in release of its claims which will result in $100,000 of additional income. To date the Company has not recorded any gain as the settlement is being finalized and the $100,000 has not been released from escrow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, decreased by $17,472 (2%).
Continuing license fees increased by $54,690 (8%), and advertising fees increased by $4,086 (2%). These increases resulted primarily from fleet growth at existing franchises. Initial license fees decreased by $76,248 (33%) due to the sale of fewer new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount of revenue, varies over the year, contributing to periodic increases or decreases in reported results. Management does not believe these short- term variations are indicative of longer term trends.

     Revenues from insurance premiums increased by $28,461 (14%) due to higher participation by the Company's franchisees in the Company's CAR Insurance program.

     Total operating expenses increased by $47,807 (4%) compared to the prior period. Sales and marketing expenses decreased by $53,584 (33%), which resulted primarily from a decrease in commission expense due to the sale of fewer new franchises and a decrease in funds spent on the Company's annual convention of franchisees. Advertising and promotion expenses increased by $20,326 (7%), which resulted primarily from an increase in national advertising expense. Insurance underwriting expenses increased by $6,203 (4%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation of the Company's franchisees in its CAR Insurance program. General and administrative expenses increased by $81,024 (35%), which resulted primarily from the Company's moving expense to the new location ($41,000), an increase in the annual management fee earned by K.A.B., an affiliate, payment of monthly consulting fees to Richter Investment Corporation, an affiliate, and an increase in legal and other professional fees.

     The Company realized operating income of $192,163, before taxes and interest, for the three-month period ended December 31, 1999 compared to operating income of $229,024 for the same period in the prior year, reflecting a decrease of $36,861 (16%). This decrease resulted primarily from the decrease in initial license fees due to the sale of fewer new franchises and from the increase in general and administrative expenses referred to above.

     Income tax expense for the three-month period ended December 31, 1999 decreased by $16,681 (23%) compared to the three-month period ended December 31, 1998 due to lower pre-tax earnings, partially offset by a reduction in the deferred tax asset valuation allowance. The valuation allowance has been reduced in light of favorable earnings and expected future earnings and is re-assessed quarterly.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     Net revenues increased by $404,275 (9%) for the nine-month period ended December 31, 1999 as compared to the same period in the prior year. This increase occurred due to a $289,781(14%) increase in continuing license fees, a $65,985 (10%)increase in advertising fees, and a $68,695 (12%) increase in premium income associated with the new reinsurance program partially offset by a reduction in initial license fees. The reasons for these fluctuations are consistent with those for the three-month period documented above.

     Total operating expenses increased by $176,012 (5%) in this period compared to the same period in the prior year. Salary expense increased by $53,520 (8%) primarily as a result of additional employees in response to the growth of the Company. Sales and marketing expenses decreased by $108,908 (20%), which resulted primarily from the repurchase of a territory from an existing franchisee in the quarter ended September 30, 1998, the cost of which was charged to sales and marketing expense because the Company was able to resell the territory to a new franchisee for a greater amount. Advertising and promotion expenses increased by $89,613 (9%), which resulted primarily from an increase in national advertising expense to promote the Company. Underwriting expenses increased by $41,235 (9%) due to an increase in paid losses and loss reserves for future claims in connection with higher participation by the Company's franchisees. General and administrative expenses increased by $105,564 (15%), which resulted primarily from the expense related to the Company's move to a new location, an increase in the management fee earned by K.A.B, an affiliate, and payment of monthly consulting fees to Richter Investment Corporation, an affiliate. Depreciation and amortization expense decreased by $5,012 (5%) due to disposal of assets and older assets becoming fully depreciated offset by additional investment in property and equipment.

     The Company realized operating income of $1,155,572, before taxes and interest, for the nine-month period ended December 31, 1999 as compared to operating income of $927,309 for 1998, reflecting an increase of $228,263 (25%). This increase resulted primarily from the increase in continuing license fees and insurance premiums.

     Income tax expense for the nine-month period ended December 31, 1999 increased by $91,019 (30%) compared to the nine-month period ended December 30, 1999 due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had working capital of $1,307,661 compared to $1,530,647 at March 31, 1999. This decrease of $222,986 resulted primarily from the buyback of 400,000 shares of Common Stock and the payoff of all dividend arrearages on the Company's Preferred Stock, offset by the net profit earned during the nine-month period ended December 31, 1999.

     The Company has a $1,000,000 letter of credit with The Chase Manhattan Bank ("Chase") in connection with the Company's CAR Insurance subsidiary. This letter of credit is part of the reinsurance agreement with American International Group ("AIG") to secure payment of claims. Funds drawn against the letter of credit bear interest at 3% plus Chase's prime commercial lending rate (which prime rate was 8.50% on January 20, 2000). For the quarter ended December 31, 1999, AIG has not drawn any funds from the letter of credit. This letter of credit is secured by a pledge of all of the Company's assets.

     On November 19, 1999, the Company relocated its corporate headquarters to a location owned by KA Real Estate Associates, Inc., an affiliate, and entered into a seven-year operating lease. The monthly office facilities lease commitment is $9,289 for approximately 9,100 square feet at December 31, 1999.

     Property and equipment increased by $122,645 (18%) from March 31, 1999 to December 31, 1999. This increase occurred primarily due to the purchase of two vehicles for the Company's wheelchair van program and an additional investment in computer software and hardware.

     Cash provided by operations was $1,435,138, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable and the increase in insurance loss reserves and income taxes payable partially offset by the increase in prepaid expenses and the decrease in accounts payable and accrued expenses. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program. Accounts payable and accrued expenses decreased primarily due to commissions payable related to the sale of fewer new franchises. Insurance loss reserves increased primarily due to the higher participation by the Company's franchisees. Income taxes payable increased primarily due to higher pre-tax earnings, offset by estimated income taxes paid for the year ended March 31, 2000.

     Cash used in investing activities of $146,426 related primarily to the investment in connection with leasehold improvements to the new building, acquisition of computer software, hardware, annual costs associated with renewing trademarks and an increase in restricted cash due to the Company's additional liability to the national advertising fund due to an increase in advertising fees.

     Cash used in financing activities during the same period was $1,451,721, resulting from the retirement of 400,000 shares of common stock, a decrease in insurance financing payable and the payment of preferred dividends.

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

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended December 31, 1998 and 1999 and with respect to the balance sheets thereof at December 31 in each of those years.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                        Three Months             Nine Months
                                     Ended December 31,       Ended December 31,
                                     ------------------       ------------------
                                      1998        1999        1998         1999
                                      ----        ----        ----         ----
                                       (in thousands except per share amounts
                                               and number of franchises)
                                                      (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)             $10,797     $11,709     $33,698     $38,528
Number of Franchises                     623         667         623         667

RESULTS OF OPERATIONS

Total Revenue                        $ 1,344     $ 1,355     $ 4,296     $ 4,701
Costs and expenses                     1,115       1,163       3,369       3,545
Income before income taxes               249         212         980       1,214
Net income                               176         155         678         821

Earnings per share
 Basic                               $   .04     $   .04     $   .15     $   .20

Weighted average common shares         4,079       3,784       4,107       3,889
 Diluted                             $   .03     $   .03     $   .12     $   .14

Weighted average common shares         5,738       5,962       5,597       5,987

                                                                  December 31,
                                                               -----------------
                                                                1998       1999
                                                               ------     ------
                                                                  (Unaudited)
BALANCE SHEET DATA

Working capital                                                $1,843     $1,308
Total assets                                                   $3,727     $3,425
Shareholders' equity                                           $2,387     $1,858

(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees submitted when paying license fees and advertising fees to the Company.

SUBSEQUENT EVENTS

     On February 9, 2000, the Board of Directors reached an agreement with K.A.B., Inc. to extend the term of its Management Agreement with the Company for five additional years through June 30, 2008 on its present terms. The Board also authorized the repurchase of 500,000 options at $1.25 per option, representing half of the total new buyback authorization. These options are all held by Kenneth L. Blum, Jr., the Company's President/COO and by Robin Cohn, are exercisable at $1.15 per share, and expire June 30, 2003. Although it does not believe it will be so constrained, the Company could be constrained from purchasing some or all of the 500,000 options by covenants of its bank agreement pursuant to which the Company finances its Bermuda-based reinsurance subsidiary. Consequently, the sellers have agreed that the transaction will close, without interest, only at such time or times as the Company can make the purchases without restrictions. The Company presently believes at least a substantial portion of the options may be purchasable once its audited results for the current fiscal year, which ends March 31, 2000, are known, with any balance most likely closing once unaudited results for the quarter ending June 30, 2000, are known.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 19, 1999, approximately 95% of the outstanding shares of Series A Preferred Stock consented to the corporation's authorization of the repurchase of up to 400,000 shares of the Company's Common Stock.

     (a) The 1999 Annual Meeting of Stockholders of the Company was held on November 3, 1999.

     (b) The following persons were elected as directors of the Company at the Annual Meeting for a one-year term:

                                                          Withheld     Broker
                                                   For    Authority   Non-Votes
                                                   ---    ---------   ---------
Class I directors
  (elected by holders
  of common stock):    Kenneth L. Blum, Sr.     2,775,362    7,499        --
                       Kenneth L. Blum, Jr.     2,775,362    7,499        --

Class II directors
  (elected by holders
  of preferred stock): Alan L. Aufzien          1,116,250       --        --
                       William L. Richter       1,116,250       --        --

ITEM 5. OTHER INFORMATION

     During the quarter ended June 30, 1999, a shareholder converted 9,125 shares of preferred stock to common stock reducing total outstanding preferred shares from 1,139,125 to 1,130,000 and increasing total outstanding common shares from 3,934,092 to 3,943,217. During the quarter ended September 30, 1999, a shareholder converted 10,000 shares of preferred stock to common stock reducing total outstanding preferred shares from 1,130,000 to 1,120,000 and increasing total outstanding common shares from 3,943,217 to 3,953,217. On November 23, 1999, the Company bought back 400,000 shares of its common stock reducing total outstanding common shares from 3,953,217 to 3,553,217.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

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

                                       Rent-A-Wreck of America, Inc.
                                              (Registrant)


By: /s/Mitra Ghahramanlou              Date: February 9, 2000
    -----------------------------
    Mitra Ghahramanlou
    Chief Accounting Officer


    /s/Kenneth L. Blum, Sr.                  February 9, 2000
    -----------------------------
    Kenneth L. Blum, Sr.
    CEO and Chairman of the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999


EXHIBIT NO.          DESCRIPTION
-----------          -----------

   27                Financial Data Schedule                     Filed herewith.