Form 10KSB40
period 2000-03-31
RENT A WRECK OF AMERICA INC
filed 2000-06-29
CIK 763567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-14819

                          RENT-A-WRECK OF AMERICA, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                             95-3926056
-------------------------------                               ----------------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

10324 South Dolfield Road, Owings Mills, MD                        21117
-------------------------------------------                      ----------
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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $6,281,894

     3,568,217 shares of common stock were outstanding as of May 30, 2000.

     Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the high and low price of the Common Stock on the Nasdaq SmallCap Market, was approximately $3.8 million on May 30, 2000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The following documents are incorporated by reference and made a part of the Form 10-KSB:

     1. None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Description of Business............................................   3
Item 2.  Description of Property............................................   9
Item 3.  Legal Proceedings..................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders................   9

PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters.......  10
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  12
Item 7.  Financial Statements...............................................  20
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  45

PART III

Item  9. Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................  46

Item 10. Executive Compensation.............................................  48

Item 11. Security Ownership of Certain Beneficial Owners and Management.....  50

Item 12. Certain Relationships and Related Transactions.....................  52

Item 13. Exhibits and Reports on Form 8-K...................................  52

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

     Rent-A-Wreck of America, Inc. (the "Company") was incorporated in Delaware on October 12, 1983. The Company conducts its operations primarily through its wholly owned subsidiary, Bundy American Corporation ("Bundy"), and Bundy's subsidiary Priceless Rent-A-Car, Inc. ("Priceless"). Bundy was incorporated in California on April 22, 1977 and redomesticated in Maryland effective March 29, 1996. Priceless was incorporated in Maryland on September 30, 1999. The Company markets and administers the Rent-A-Wreck (R) and PRICELE$$ (R) vehicle rental franchise programs and related services. The Company's franchisees, in aggregate, operate one of the largest used vehicle rental fleets in the nation, offering rentals of cars, trucks and vans at rates that are generally less than those charged by new car rental companies. The Company also has franchisees in Europe and Asia. Reference to the "Company" includes Rent-A-Wreck of America, Inc. and its subsidiaries unless the context otherwise requires.

THE FRANCHISE PROGRAM

     The Company sells to qualified persons the right to operate a Rent-A-Wreck or PRICELE$$ franchise, or both, for renting and leasing used motor vehicles (automobiles, vans and trucks) to the general public. The franchisees who participate in the PRICELE$$ used vehicle rental franchise program are required by the Company to meet higher standards than the Rent-A-Wreck program, such as utilizing vehicles that are less than three years old. As of March 31, 2000, 164 of the Company's 675 franchisees were participating in the Priceless program. The Company believes the PRICELE$$ name appeals to a different clientele and therefore complements the Rent-A-Wreck program. The Company offers each franchisee territory rights in which the Company will not open another franchise. Franchisees purchase the right to use certain of the Company's resources, experience and knowledge in connection with the operation of the business for a specified period of time, typically ten years. The franchisee utilizes the Company's systems, methods, specifications, standard operating procedures, guidance, and trade and service marks. When the Company sells a franchise, it charges an initial franchise fee that varies according to the population of the franchisee's primary service area at the time the franchise is granted. The Company may finance the initial fee over a period not to exceed twelve months based on the creditworthiness of the franchisee. Additionally, franchisees are required to pay the Company monthly royalties and contribute to the national advertising fund. These fees vary according to the Company's franchisees' fleet size or gross revenues.

     The Company believes the Rent-A-Wreck name is unique and enjoys national recognition. Ongoing marketing programs further promote recognition of the Rent-A-Wreck and PRICELE$$ names in both domestic and foreign markets. The Company develops and executes advertising and marketing programs that have included radio and television commercials, direct mail, print advertising, promotional items and sponsorship at sporting events. Public relations activities conducted on the franchisees' behalf include a franchise award announcement, grand opening press release and anniversary press releases. Assistance in planning and implementing local promotional activities is available to franchisees. The Public Relations Department of the Company also publishes the "Rent-A-Wreck Reporter", which is distributed internally to franchisees and externally to trade and consumer media and referral sources such as insurance adjusters, automotive repair shops, travel agents and corporate travel managers.

     In 1997, the Company formed a wholly owned insurance subsidiary, Consolidated American Rental Insurance Company, Ltd ("CAR Insurance") domiciled in Bermuda, to offer automobile liability and physical damage reinsurance through American International Group ("AIG") for the vehicles belonging to its franchisees.

     CAR Insurance has an agreement with AIG whereby CAR Insurance's coverage is subject to a per loss limit of $100,000 per person and $300,000 per accident. Under the contract, AIG also provides an aggregate stop loss protection of $1,300,000, thus capping CAR Insurance's exposure to loss. In carrying out the program, the Company utilizes Hertz Claim Management Corporation as the Third Party Administrator, Rental Industry Services ("Rise") as the insurance broker, and Willis Corroon as a consultant for this program. The focus of growth for CAR Insurance will be in those states where the Company's insurance advisor believes the driver's (not the owner's) insurance is deemed to be primarily responsible for any losses. As of March 31, 2000, approximately 85 of the Company's franchisees were insuring a total of 2,092 vehicles under this program.
Franchisees apply for this insurance coverage with Rise. Rise processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. Hertz Claim Management Corporation is responsible for processing all claims and assisting the Company on the appropriate reserves for all known claims. Willis Corroon further assists the Company in establishing reserves for known and unknown claims.

     On March 1, 1999, the Company added a new program to offer insurance coverage to all of its franchisees who do business in those states where the Company's insurance advisor believes the owner's (not the driver's) insurance is deemed to be primarily responsible for any losses. In those states, this is the only program that the Company offers to its franchisees. In carrying out this new program, the Company utilizes Rise as the insurance broker, and franchisees apply for this insurance coverage with Rise. Rise processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. The Company bills and collects the premiums, which are forwarded to Rise, and receives fees from Rise for this program. The Company believes it has no exposure to loss from insurance claims under this program. As of March 31, 2000, approximately 12 of the Company's franchisees were insuring a total of 196 vehicles under this program.

     Priceless operates a wheelchair van rental program, on a limited test basis, in Maryland and Florida. The Company markets this program primarily in communities catering to disabled individuals. There are four vehicles currently operating under this program.

     The Company has arranged a program whereby franchisees may finance vehicle purchases over a 24-30 month period. The program is available to qualified applicants who maintain a level of creditworthiness that the Company has assessed on a case-by-case basis. The franchisees' qualification is based on their credit history with the Company, as well as their credit standing as reported by national credit bureaus. The franchisees are responsible for purchasing the vehicles with funds loaned by the Company, and the Company's loan is secured by the vehicles. As of March 31, 2000, the Company was financing 8 vehicles for 2 of its franchisees.

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

     The Company's National Franchisee Advisory Council, which consists of seven members, meets quarterly. Six of the members are elected by the franchisees in their region. The seventh member is a franchisee appointed by the Company. The Council is a forum through which franchisees can express opinions and concerns to the Company. The Council also provides suggestions as to how the Company's
National Advertising Fund is allocated. Advertising monies paid into the National Advertising Fund are expended by the Company on the franchisees' behalf after consultation with the National Franchisee Advisory Council. Based on the

Council's recommendations, the Company has expended amounts on different programs such as advertising on Westwood One Radio, and sponsoring a race car to further promote the Company's national exposure.

     The Company markets its franchise programs primarily by attending various trade shows and by conducting an ongoing direct mailing campaign. The Company employs three full-time salespeople at its corporate headquarters, and in addition, utilizes the services of two independent franchise brokers located throughout the United States.

     During the fiscal year ended March 31, 2000, 75 new franchises were granted, 13 existing franchise locations were transferred to new ownership and 52 franchises were terminated by the Company. The majority of these terminations resulted from default of the franchise agreement. This resulted in approximately 652 franchised locations throughout the United States, as well as 23 franchised locations in Europe and Asia at March 31, 2000 compared to approximately 633 franchised locations throughout the United States, as well as 19 franchised locations in Europe and Asia at March 31, 1999.

EMPLOYEES

     As of March 31, 2000, the Company employed 24 people, consisting of 12 full-time employees and 3 part-time employees engaged in franchise sales and service and 8 full-time employees and 1 part-time employee engaged in administrative activities. In addition, the Company retains the services of 2 franchise brokers who market and sell the Company's franchises. None of the employees are covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

COMPETITION

     The Company pioneered the concept of used car rentals. Unlike the traditional airport rental companies, Rent-A-Wreck developed its niche serving the "neighborhood" rental market. The Company emphasizes convenience and service and offers rentals of used cars, trucks and vans at rates that are typically lower than those charged by new car rental companies.

     Although most franchisees service some business and leisure travelers from outside the community, the Company's customers generally are people from the local community. The Company's franchisees generally serve customers needing vehicles for insurance and service replacement, commercial, short-term moving and general use.

     Rent-A-Wreck franchisee fleets usually consist of a variety of used vehicles although some locations rent new cars as well. The franchisees offer to customers various vehicles according to local demand. Trucks, passenger vans and cargo vans are available at many locations. This allows the franchisees the flexibility to offer an appropriate range of vehicles for their areas.

     Significant competition exists in the local markets. Large systems like U-Save compete nationwide. Dozens of regional and local independent companies also compete with the Company in various areas. In most major urban areas, companies such as Hertz, Avis, National, Enterprise and Budget operate city and suburban offices, as well as operating in airport terminals.

     During the early 1990's, many of the new car rental companies were owned, wholly or partially, by automobile manufacturers who sold their rental subsidiaries' cars at discounted prices and guaranteed to repurchase cars after four to nine months in rental service. This enabled the rental companies to pass along their savings to retail customers in the form of lower rental prices. Over the last few years, the rental companies have been returning to independent ownership, the new car discounts and buybacks have been reduced, and new car retail rental prices have often risen. Because the Company's franchisees generally attempt to provide substantial discounts off the retail prices charged by the large new car rental companies, the Company believes that the increase in prices charged by such companies has enabled the Company's franchisees to compete more effectively and profitably.

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

     Compliance with the laws of the state from or in which the sale of a franchise is to be made, in addition to the Federal regulations, may be required because FTC franchising regulations will not preempt state or local laws and regulations which are consistent with its Federal regulations, or which, if inconsistent, would provide protection to prospective franchisees equal to or greater than that imposed by the Federal franchising regulations.

     As of May 2000, the Company is currently authorized to sell franchises in all 50 states under its "Rent-A-Wreck" and "PRICELE$$" trade and service marks.

The Company has registered its "Rent-A-Wreck" trade and service mark in approximately 44 foreign countries and its "PRICELE$$" trade and service mark in approximately 17 foreign countries.

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

INSURANCE REGULATIONS

     GOVERNMENT REGULATION RELATING TO INSURANCE PROGRAM. As part of the insurance program, the Company utilizes CAR Insurance, its wholly owned subsidiary domiciled in Bermuda. Insurance companies such as CAR Insurance are subject to the laws and regulations of the jurisdictions in which they are chartered and do business. Such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders of the Company. In general, insurance regulatory agencies have broad authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The regulation of CAR Insurance and its insurance program involving AIG, Hertz Claim Management Corporation, and the financing of such insurance program could have a material effect on the Company's business, financial condition and results of operations.

     The Company's insurance program offered through CAR Insurance is conducted via "fronting" arrangements with AIG. Because some states currently restrict or limit such arrangements, the ability of the Company to expand the program into those states is also limited. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted a model act concerning such "fronting" arrangements. The model act requires reporting and prior approval of reinsurance transactions relating to these arrangements and limits the amount of premiums that can be written under certain circumstances. No determination can be made as to whether, or in what form, such act may ultimately be adopted by any state, and the Company is therefore unable to predict whether the model act will affect its operations or relationships with insurers. Some states currently regulate third party administration and premium financing arrangements, such as those used by the Company. Any or all of these regulations could have a material effect on the program being offered by the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 9,100 square feet of executive office space at 10324 South Dolfield Road, Owings Mills, MD 21117, which lease will expire in October 2006 (see note 7 to the Company's consolidated financial statements and Item 8, Certain Relationships and Related Party Transactions).

     Management believes that the facilities leased by the Company are adequate for the Company's current and foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to routine legal proceedings incidental to its business from time to time. Certain claims, suits and complaints arise in the ordinary course of business and may be filed against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect the consolidated results of operations or financial position of the Company. The Company resolved a lawsuit in August 1999, and the Company was awarded $101,045, which was received by the Company in April 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year ended March 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.01 par value, trades on the Nasdaq SmallCap Market under the symbol RAWA.

     The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years was as follows:

              Year Ended
            March 31, 2000                            High*      Low*
          ------------------                         ------     ------
          First Fiscal Quarter                       $1.75      $1.37
          Second Fiscal Quarter                       2.00       2.00
          Third Fiscal Quarter                        2.00       1.75
          Fourth Fiscal Quarter                       2.25       1.95

              Year Ended
            March 31, 1999                            High*      Low*
          ------------------                         ------     ------
          First Fiscal Quarter                       $1.09      $1.03
          Second Fiscal Quarter                       1.00       0.91
          Third Fiscal Quarter                        1.50       1.12
          Fourth Fiscal Quarter                       1.25       1.19

----------
* Bid quotations as reported by Nasdaq reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     The Company has never paid any cash dividends on its common stock, nor does it anticipate paying dividends on its common stock in the foreseeable future. The Company has preferred stock issued with 1,105,000 shares outstanding for the fiscal year ended March 31, 2000. This stock has a cumulative quarterly dividend of two cents per share. Based on the current number of outstanding preferred shares, the annual aggregate dividend is $88,400. The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless the full dividends on the preferred stock for all past dividend periods and the current dividend period have been paid or declared and a sum set aside for payment thereof. The preferred stock is convertible into common on a share-for-share basis. There is no public market for the preferred stock.

     The number of stockholders of record of the Company's common stock as of May 30, 2000 was 179. This figure does not include individual participants in securities position listings of registered clearing agencies. The Company believes that the number of beneficial stockholders was approximately 1,300 as of May 30, 2000. Trading activity with respect to the Common Stock has been limited, and the volume of transactions should not of itself be deemed to constitute an "established public trading market". A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for each of the five years in the period ended March 31, 2000, and with respect to the balance sheets thereof at March 31 in each of those years.

     The selected financial data has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the audited financial statements and related notes thereto and other financial information appearing elsewhere herein. The selected financial data is not required by Form 10-KSB and has been included herein to provide an overview of the Company's operations.

                                                      Year ended March 31,
                                     -------------------------------------------------------
                                      1996        1997        1998        1999        2000
                                     -------     -------     -------     -------     -------
                                    (in thousands except per share and number of franchises)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)             $29,864     $34,661     $40,018     $45,358     $51,707
Number of Franchises                     429         477         558         652         675
 (outstanding at year-end)

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                        $ 3,455     $ 3,785     $ 4,677     $ 5,601     $ 6,282
Operating expenses                     3,029       3,252       3,983       4,564       5,279

Income before income taxes           $   489     $   600     $   756       1,113       1,101
Net income                               459         537         548         858         821

EARNINGS PER COMMON SHARE

Basic                                $   .08     $   .10     $   .10     $   .18         .19
Weighted average common shares         4,210       4,102       4,267       4,086       3,808

Diluted                              $   .07     $   .09     $   .09     $   .15         .14
Weighted average common shares
 plus convertible preferred
 stock, options and warrants           6,197       6,083       5,915       5,611       5,902

EBITDA (2)                               568         721         888       1,313       1,922

COMPANY'S BALANCE SHEET DATA

Working Capital                      $   902     $ 1,191     $ 1,527     $ 1,531     $ 1,240
Total assets                           2,164       2,594       3,664       3,886       3,980
Long-term obligations                     36          30          --          --          --
Shareholders' Equity                   1,372       1,755       2,028       2,041       1,836

----------
(1) The franchisees' revenue data have been derived from unaudited license fee reports provided by franchisees.

(2) "EBITDA" is earnings before interest expense, depreciation, amortization, taxes and repurchase of options. EDITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Rent-A-Wreck's reported EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended March 31, 2000 as compared to year ended March 31, 1999:

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Priceless lines of business. For the year ended March 31, 2000, franchising operations comprised 86% of consolidated net revenues (87% in 1999) and 161% of consolidated operating income (99% of operating income before repurchase of options; 112% in 1999).

     Revenue from franchising operations, which includes initial license fees, continuing license fees, and advertising fees, increased by $476,267 (10%). Initial license fees increased by $21,802 (2%) due to the addition of new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount, varies, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer-term trends. Continuing license fees increased by $380,889 (14%), and advertising fees increased by $73,576 (8%) due to the fleet growth at existing franchises and the Company's dedication of more resources to its collection efforts.

     Revenues from insurance premiums increased by $148,778 (20%) due to higher participation by the Company's franchisees in the CAR Insurance program established in March 1997. Insurance premium revenue is recognized ratably over the life of the policies.

     Vehicle rental operations increased by $18,736 (118%) due primarily to the wheelchair van program, partially offset by the cancellation of the truck rental program.

     Other revenue increased by $36,798 (23%) due primarily to a gain from litigation against a former franchisee, which the Company resolved in August 1999, partially offset by lower sales of promotional materials. The Company was awarded $101,045, which it collected in April 2000, in connection with the litigation of the award. $49,750 was allocated to other revenue, while the remaining amount of $51,295 was allocated to license fees, advertising fees and interest income.

     Total operating expenses increased by $715,839 (16%) in fiscal year 2000 compared to the prior year. Salary expense increased by $15,869 (2%) primarily as a result of hiring additional employees in response to the growth of the Company's franchising operations. Advertising and promotion expenses increased by $86,901 (7%), which resulted primarily from an increase in national advertising expense to promote the Company. Sales and marketing expenses decreased by $57,385 (9%), which resulted primarily from the cost of the repurchase of a territory from an existing franchisee in the prior year, and a reduction in the Company's annual and regional meetings expenses. General and administrative expenses increased by $97,840 (11%), which resulted primarily from the expense related to the Company's move to its new location, an increase in the management fee earned by K.A.B., Inc. ("KAB"), a related party, and payment of monthly consulting fees to Richter Investment Corp. ("Richter"), a related party.

     Insurance underwriting expenses decreased by $45,291 (7%) due to a decrease in loss reserves for unreported claims, offset by an increase in paid losses in connection with higher participation by the Company's franchisees in its CAR Insurance program.

     Effective June 30, 1993, the Company issued options (the "Options") to KAB, for the purchase of up to 2,250,000 shares of the Company's common stock. All are currently vested. During the year ended March 31, 2000, the Company entered into an agreement to repurchase 500,000 of the options for $625,000.

     Depreciation and amortization expense decreased by $7,095 (4%) in fiscal year 2000 compared to the prior year. This decrease resulted primarily from certain assets becoming fully depreciated. Vehicles, office furniture, equipment and leasehold improvements are carried at cost. Depreciation has been provided by the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the estimated life of the improvements or the term of the lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed.

     The Company realized operating income of $1,002,387, before taxes and interest, in 2000 compared to operating income of $1,037,647 in 1999, reflecting a decrease of $35,260 (3%). This decrease resulted primarily from the Company's repurchase of 500,000 options for $625,000, offset by an increase in initial license fees and, especially, continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts, as well as an increase in other revenues due primarily to a litigation award. If repurchase of options had not impacted the Consolidated Statement of Earnings for the fiscal year ended March 31, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $1,627,387 in 2000 instead of $1,002,387, which would have been an increase versus 1999 of $589,740 (57%) rather than a decrease of $35,260 (3%). Net income would have been $1,204,379 instead of $820,629, basic earnings per share would have been $.29 instead of $.19, and diluted earnings per share would have been $.20 instead of $.14.

     The Company incurred an expense of $625,000 for repurchase of options in 2000 when it implemented such repurchase as part of the stock buyback program it initiated in 1995. Including the 500,000 options recently repurchased and 400,000 common shares bought from a founder of the Company in November, 1999, the Company has now bought back a total of more than 2 million shares or potential shares. The Company believes management's options are attractive to repurchase for several reasons. First, by choosing to repurchase those exercisable at the highest exercise price ($1.15 options), the Company was able to retire a larger number of shares for fewer dollars because their value was lower. Second, because they represent taxable ordinary income to the holders when they are exercised, options represent a substantial and potentially depressing overhang on the market because holders generally need to sell exercised options promptly to pay income taxes generated by exercise. Repurchasing options removes the threat of this overhang. Furthermore, by using a portion of net income as or after it has been earned, supplemented by the tax deduction an option repurchase generates, to finance the repurchase of a portion of management's options, the aggregate number of options and warrants outstanding can be reduced to a reasonable level while enhancing the value of all outstanding shares by increasing prospective earnings per share.

     Net interest income increased by $23,284 (31%). This increase was primarily due to interest earned on the increased cash deposits which are held in interest bearing accounts and the interest earned on the proceeds from a lawsuit settlement.

     Income tax expense for the year ended March 31, 2000 increased by $25,370 (10%) over 1999 due to a lower reduction in the deferred tax asset valuation allowance in the current year compared with the prior year. The valuation allowance has been eliminated as of March 31, 2000.

     Effective January 1, 1999, the annual management fee earned by KAB increased from $250,000 to $300,000 (in addition to reimbursement of expenses).

     Inflation has had no material impact on the operations and financial condition of the Company for all years presented.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had working capital of $1,239,523 compared to $1,530,647 at March 31, 1999. This decrease of $291,124 resulted primarily from an increase in accounts payable in connection with the Company's repurchase of 500,000 options, cash paid by the Company to repurchase 400,000 shares of its common stock, as well as the payment of preferred stock dividends, offset by net profit earned during the year. In fiscal 2000, the Company's allowance for doubtful accounts was $832,253 compared to $655,418 in the prior year. The Company wrote off $68,279 of doubtful accounts during fiscal 2000 and $215,787 during the prior year. The Company generally requires officers and directors of franchisees to provide personal guarantees of the franchisee's obligations under the franchise agreement. The Company's collection effort is designed to increase liquidity through improved cash flow; however, there can be no assurance that the Company will be successful in these efforts.

     Cash and cash equivalents decreased by $159,986 (19%). This decrease resulted primarily from additional deposits paid to AIG and Willis Corroon in connection with the Company's CAR Insurance Program. These deposits were refunded to the Company in April and May 2000. Restricted cash increased by $26,971 (4%) due to an increase in the national advertising funds. Restricted cash includes (1) a deposit of $600,000 as security for the letter of credit with Bank of America backing the insurance program described below and (2) funds being held on behalf of the Company's franchisees in the national advertising fund to be spent on various advertising programs.

     In March 2000, the Company obtained a $1,000,000 letter of credit with Bank of America in connection with the Company's CAR Insurance subsidiary, and replaced its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 9.50% on June 12, 2000). For the years ended March 31, 2000 and 1999, AIG has not drawn any funds from the letter of credit.

     In November 1999, the Company moved to a new location, which is owned by KA Real Estate Associates, LLC, ("KA") a related party to KAB. The Company entered into an operating lease with KA which requires monthly payments of $9,290 through October 2006.

     Property and equipment increased by $196,600 (29%) from March 31, 1999 to March 31, 2000. This increase occurred primarily due to additional investment in computer software and hardware, leasehold improvements and vehicles. The Company purchased three vehicles in connection with the wheelchair van program.

     Cash provided by operations was $1,723,790, resulting primarily from net income before depreciation plus the decrease in accounts and notes receivable, offset by the increase in prepaid expenses, accounts payable, accrued expenses, insurance loss reserves, and deferred income taxes. Accounts and notes receivable decreased primarily from the collection of amounts financed under the insurance program at the end of the prior year. Prepaid expenses increased primarily due to expenses paid in connection with the Company's regional meeting for the year ended March 31, 2000. Accounts payable and accrued expenses increased primarily from compensation expense in connection with the Company's repurchase of 500,000 options. Insurance loss reserves increased primarily due to estimates for unreported claims in connection with the CAR Insurance program. Income taxes payable increased $156,888 (86%) due to current taxable income.

     Cash used in investing activities of $292,677 related primarily to an increase in restricted cash in connection with the national advertising funds, the acquisition of property and equipment and the costs associated with obtaining trademarks, partially offset by the proceeds from the sale of three vehicles.

     Cash used in financing activities during the year ended March 31, 2000 was $1,591,099, resulting from the payment of preferred dividends, retirement of common stock and financing for insurance operations.

     In 1995 and 1996, the Company approved the repurchase of up to a total of 500,000 shares of the Company's outstanding common or preferred stock. On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock. On March 3, 1999, the Company approved the repurchase of an additional 119,075 shares of the Company's outstanding common or preferred stock. During the year ended March 31, 1998, the Company repurchased and retired 117,575 shares of its common stock at a cost of $121,509 and also bought back 20,625 shares of its preferred stock at a cost of $25,781. During the year ended March 31, 1999, the Company repurchased and retired 311,600 shares of its common stock at a cost of $358,674. The Company also repurchased and retired 226,875 shares of its preferred stock at a cost of $363,001 and also bought back 102,500 warrants at a cost of $11,250. As of March 31, 1999, the Company had repurchased and retired a total of 1,119,075 shares under this program, which was the total number of shares authorized for repurchase at that time. In November 1999, the Company repurchased and retired 400,000 shares of its common stock at a cost of $790,000. In January 2000, the Company's Board of Directors authorized the repurchase and retirement of up to 1 million shares of common stock, convertible cumulative series A preferred stock, options or warrants. The Board also authorized the repurchase, and the Company entered into an agreement to repurchase, 500,000 options for $625,000 under this program. The obligation to purchase these options was paid in April and May of 2000.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2001.

IMPACT OF INFLATION

     Inflation has had no material impact on the operations and financial condition of the Company.

IMPORTANT FACTORS

     The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation on the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described elsewhere in, "Item 6 - Management's Discussion and Analysis of
Financial Condition and Results of Operations - Important Factors" which information is incorporated in this section by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. All forward-looking statements should be considered in light of these risks and uncertainties.

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

     DEPENDENCE ON TRADEMARKS. The Company's success depends in significant part on its ability to maintain and protect its primary trademarks involving the "Rent-A-Wreck" and "PRICELE$$" names. The Company's revenues are almost exclusively derived from the goodwill associated with the names. Significant negative publicity related to either of the names or the inability of the Company to pursue infringements and maintain its proprietary rights could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISKS OF INTERNATIONAL OPERATIONS. During the fiscal year ended March 31, 2000, approximately 1% of the Company's revenues were derived from international operations. The Company's international operations are subject to certain risks, including adverse developments in foreign political and economic environments, varying government regulations, including regulations regarding the protection of trademarks and the offer and sale of franchises, foreign currency fluctuations and potential adverse tax consequences. There can be no assurance that any of these factors, especially if the Company is successful in expanding its international presence, will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Developments in any of these areas, which are more fully described elsewhere in "Item 1 - Description of Business" which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward- looking statement that may be made from time-to-time by or on behalf of the Company.

ITEM 7. FINANCIAL STATEMENTS

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.........................  21

Financial Statements:

  Consolidated Balance Sheet as of March 31, 2000..........................  22

  Consolidated Statements of Earnings for the Years Ended
  March 31, 1999 and 2000..................................................  24

  Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 1999 and 2000............................................  25

  Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1999 and 2000..................................................  26

  Notes to Consolidated Financial Statements...............................  27

Supporting Schedules:

  Schedule II - Valuation and Qualifying Accounts..........................  53

     Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Rent-A-Wreck of America, Inc.

We have audited the accompanying consolidated balance sheet of Rent-A-Wreck of America, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Wreck of America, Inc. and subsidiaries, as of March 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended March 31, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland
May 25, 2000

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ...................................     $   701,808
  Restricted Cash .............................................         745,514
  Accounts Receivable, net of allowance
   for doubtful accounts of $829,253:
   Continuing License Fees and Advertising Fees ...............         365,462
   Current Portion of Notes Receivable ........................         416,002
   Current Portion of Direct Financing Leases .................           5,406
   Other ......................................................         305,685
   Prepaid Expenses and Other .................................         184,045
   Deferred Taxes .............................................         614,541
                                                                    -----------

      TOTAL CURRENT ASSETS ....................................       3,338,463
                                                                    -----------
PROPERTY AND EQUIPMENT:
  Furniture ...................................................          99,399
  Computer Hardware and Software ..............................         431,918
  Machinery and Equipment .....................................          98,172
  Leasehold Improvements ......................................          54,321
  Vehicles ....................................................         187,360
                                                                    -----------
                                                                        871,170
  Less: Accumulated Depreciation and
        Amortization ..........................................        (493,612)
                                                                    -----------

      NET PROPERTY AND EQUIPMENT ..............................         377,558
                                                                    -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated amortization
   of $132,035 ................................................         193,666
  Long-term Portion of Notes and Direct Financing Lease
  Receivables, net of allowance of $3,000 .....................          70,438
                                                                    -----------

                                                                        264,104
                                                                    -----------

      TOTAL ASSETS ............................................     $ 3,980,125
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .......................       $1,359,215
  Dividends Payable ...........................................           22,100
  Insurance Loss Reserves .....................................          379,075
  Income Taxes Payable ........................................          338,550
                                                                      ----------

      TOTAL CURRENT LIABILITIES ...............................        2,098,940
                                                                      ----------

LONG-TERM LIABILITIES:
  Deferred tax liability ......................................           45,681
                                                                      ----------

      TOTAL LONG-TERM LIABILITIES .............................           45,681
                                                                      ----------

      TOTAL LIABILITIES .......................................        2,144,621
                                                                      ----------

COMMITMENTS AND CONTINGENCIES .................................               --

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Series A Preferred Stock, $.01
   par value; authorized 10,000,000 shares; issued and
   outstanding 1,105,000 shares (aggregate liquidation
   preference $884,000)........................................           11,050
  Common Stock, $.01 par value; authorized 25,000,000 shares;
   issued and outstanding 3,568,217 shares ....................           35,682
  Additional Paid-In Capital ..................................        1,423,181
  Retained Earnings ...........................................          365,591
                                                                      ----------

      TOTAL SHAREHOLDERS' EQUITY ..............................        1,835,504
                                                                      ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............       $3,980,125
                                                                      ==========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 2000

                                                                   1999                2000
                                                               -----------         -----------
REVENUES:
 Initial License Fees ....................................     $ 1,068,201         $ 1,090,003
 Continuing License Fees .................................       2,721,506           3,102,395
 Advertising Fees ........................................         897,550             971,126
 Insurance Premiums ......................................         738,533             887,311
 Vehicle Rental Operations ...............................          15,879              34,615
 Other ...................................................         159,646             196,444
                                                               -----------         -----------
                                                                 5,601,315           6,281,894
                                                               -----------         -----------
EXPENSES:
 Salaries, Consulting Fees, and Employee Benefits ........         917,121             932,990
 Advertising and Promotion ...............................       1,290,099           1,377,000
 Insurance Underwriting Expenses .........................         616,256             570,965
 Sales and Marketing .....................................         636,666             579,281
 Repurchase of Options ...................................              --             625,000
 General and Administrative ..............................         925,091           1,022,931
 Depreciation and  Amortization ..........................         178,435             171,340
                                                               -----------         -----------
                                                                 4,563,668           5,279,507
                                                               -----------         -----------

      OPERATING INCOME ...................................       1,037,647           1,002,387

OTHER INCOME (EXPENSE)
 Interest Income .........................................          96,915             122,919
 Interest Expense ........................................         (21,780)            (24,500)
                                                               -----------         -----------
                                                                    75,135              98,419
                                                               -----------         -----------

      INCOME BEFORE INCOME TAX EXPENSE ...................       1,112,782           1,100,806


INCOME TAX EXPENSE .......................................         254,807             280,177
                                                               -----------         -----------

      NET INCOME .........................................         857,975             820,629

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK.......         (104,742)            (89,500)
                                                                -----------         -----------
NET INCOME AFTER DIVIDENDS ON CONVERTIBLE CUMULATIVE
 PREFERRED STOCK ..........................................     $   753,233         $   731,129
                                                                ===========         ===========
EARNINGS PER SHARE

 Basic ....................................................     $       .18         $       .19
                                                                ===========         ===========

 Weighted average common shares ...........................       4,085,860           3,808,147
                                                                ===========         ===========

 Diluted ..................................................     $       .15         $       .14
                                                                ===========         ===========
Weighted average common shares plus convertible preferred
 stock, options and warrants ..............................       5,611,423           5,901,617
                                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 2000


                                                                                               (Accumulated
                                      Preferred Stock         Common Stock         Additional    Deficit)
                                    --------------------   --------------------     Paid-in      Retained
                                     Shares      Amount     Shares      Amount      Capital      Earnings     Total
                                     ------      ------     ------      ------      -------      --------     -----
Balance, April 1, 1998 ..........   1,366,000   $13,660    4,189,692   $ 41,897   $ 2,900,381   $(927,554)  $2,028,384

 Issuance of common stock .......          --        --       56,000        560        36,340          --       36,900

 Retirement of common stock .....          --        --     (311,600)    (3,116)     (355,558)         --     (358,674)

 Retirement of preferred stock ..    (226,875)   (2,269)          --         --      (360,732)         --     (363,001)

 Retirement of warrants .........          --        --           --         --       (11,250)         --      (11,250)

 Preferred dividends paid
  ($.08 per share) ..............          --        --           --         --            --    (104,742)    (104,742)

 Preferred dividend arrearages
   paid .........................          --        --           --         --            --     (44,302)     (44,302)

 Net income .....................          --        --           --         --            --     857,975      857,975
                                   ----------   -------   ----------   --------   -----------   ---------   ----------
Balance, March 31, 1999 .........   1,139,125    11,391    3,934,092     39,341     2,209,181    (218,623)   2,041,290

 Retirement of common stock .....          --        --     (400,000)    (4,000)     (786,000)         --     (790,000)

 Conversion of preferred stock
  to Common stock ...............     (34,125)     (341)      34,125        341            --          --           --

 Preferred dividends paid ($.08
   per share) ...................          --        --           --         --            --     (89,500)     (89,500)

 Preferred dividend arrearages
   paid .........................          --        --           --         --            --    (146,915)    (146,915)

 Net income .....................          --        --           --         --            --     820,629      820,629
                                   ----------   -------   ----------   --------   -----------   ---------   ----------

Balance, March 31, 2000 .........   1,105,000   $11,050    3,568,217   $ 35,682   $ 1,423,181   $ 365,591   $1,835,504
                                   ==========   =======   ==========   ========   ===========   =========   ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 2000


                                                                  1999               2000
                                                              -----------         -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
 Net Income ..........................................        $   857,975         $   820,629
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization .....................            178,435             171,340
   Deferred income taxes .............................           (130,520)           (369,832)
   Gain (loss) on disposal of property and equipment .             (3,382)              1,757
   Provision for doubtful accounts ...................            (27,153)            173,775
 Changes in assets and liabilities:
   Accounts and notes receivable .....................           (100,784)            124,777
   Prepaid expenses and other ........................            (32,564)            (17,624)
   Accounts payable and accrued expenses .............             75,861             649,027
   Income taxes payable ..............................            (31,496)            156,888
   Insurance loss reserves ...........................            119,701              13,053
                                                              -----------         -----------
      Net cash provided by operating activities ......            906,073           1,723,790
                                                              -----------         -----------
Cash flows from investing activities:
 Increase in restricted cash .........................           (324,521)            (26,971)
 Proceeds from sale of property and equipment ........             51,602              43,000
 Acquisition of property and equipment ...............           (208,208)           (252,071)
 Additions to intangible assets ......................             (9,985)            (56,635)
                                                              -----------         -----------
      Net cash used in investing activities ..........           (491,112)           (292,677)
                                                              -----------         -----------
Cash flows from financing activities:
 Increase (decrease) in insurance financing payable ..             76,287            (564,684)
 Issuance of common stock ............................             36,900                  --
 Retirement of warrants ..............................            (11,250)                 --
 Retirement of common stock ..........................           (358,674)           (790,000)
 Retirement of preferred stock .......................           (363,001)                 --
 Preferred dividends paid ............................           (149,044)           (236,415)
                                                              -----------         -----------
      Net cash used in financing activities ..........           (768,782)         (1,591,099)
                                                              -----------         -----------
      Net decrease in cash and cash equivalents ......           (353,821)           (159,986)

Cash and cash equivalents at beginning of year .......          1,215,615             861,794
                                                              -----------         -----------
Cash and cash equivalents at end of year .............        $   861,794         $   701,808
                                                              ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid ......................................        $    21,780         $    24,500
  Income taxes paid ..................................        $   415,454         $   481,669

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

     The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly owned subsidiaries, Rent-A-Wreck One Way, Inc,. ("RAW One Way"), Consolidated American Rental Insurance Company, Ltd ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing"), and Priceless Rent-A-Car, Inc. ("Priceless").

     All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated.

     The Company markets and administers the Rent-A-Wreck and PRICELE$$ vehicle rental franchise programs throughout the United States, as well as various foreign countries. The Company also provides insurance coverage on the vehicles of some of its franchisees. The Company's operations are subject to numerous federal, state, local and foreign laws, including federal and state laws governing the offer and sale of franchises and relationship with franchisees.

RESTRICTED CASH

     Restricted cash includes a deposit of $600,000 being held in Bank of America securing the letter of credit with Bank of America and $145,514 held on behalf of the Company's franchisees in the national advertising fund to be spent on various advertising programs.

ACCOUNTS AND NOTES RECEIVABLE

     Substantially all receivables derived from franchises granted by the Company are personally guaranteed by the officers or directors of the franchisees. Initial license fees are collected upon execution of the contract or financed, generally over a twelve-month period with interest. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable, which takes into consideration prior account loss experience and creditworthiness of the franchisees.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 2000


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

          Furniture                                          3   years
          Computer Hardware and Software                     3-5 years
          Machinery and Equipment                            5   years
          Leasehold Improvements                             3-7 years
          Vehicles                                           5   years

INTANGIBLE ASSETS

     Intangible assets include the value of trademarks which are amortized on the straight-line method to operations over periods ranging from ten to forty years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current or forecasted profitability of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these evaluations.

INSURANCE RESERVES

     The Company recognizes a liability for re-insured auto claims at the time a claim is reported to the Company by the third party administrator. The third party administrator establishes the initial claim reserve based on information relating to the nature, severity and the cost of similar claims. The Company provides for claims incurred, but not reported, based on the Company's past claims experience. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 2000


INCOME TAXES

     Income tax liabilities and assets are recognized for the deferred tax consequences of temporary differences or carry-forwards that will result in net taxable income or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes.

REVENUE RECOGNITION

     INITIAL LICENSE, ADVERTISING AND CONTINUING LICENSE FEES

     Revenues are composed primarily of initial license fees, continuing license fees, and advertising fees. Franchisees have certain rights to use the Company's trademarked names, "Rent-A-Wreck" and "PRICELE$$", in a specified territory. Although the franchisee has continuing access to the use of certain of the Company's resources, experience and knowledge, the Company recognizes the initial license fee as revenue upon completion of an initial orientation and training course since this represents substantially all of the initial services required to be rendered by the Company. Many franchisees have had prior business experience; consequently, they require little assistance in commencing business. There is no obligation beyond the initial training as related to the initial license fee. Continuing license and advertising fees are recognized as revenues on a monthly basis over the contract year based primarily on franchisees' reported gross revenues.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


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

EARNINGS PER COMMON SHARE

     Basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding options and warrants and the conversion of preferred stock, calculated using the treasury stock method, unless they are anti-dilutive.

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and reported revenues and expenses. Actual results could differ from those estimates.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Implementation of this standard is not anticipated to have an effect on the Company.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2. CAPTIVE INSURANCE COMPANY

     In March  1997,  Rent-A-Wreck  of  America,  Inc.  formed  a wholly  owned,
Bermuda-based captive insurance subsidiary, Consolidated American Rental Insurance Company, LTD ("CAR Insurance"), to provide automobile liability and physical damage insurance for vehicles owned by participating franchisees. The Company's insurance operations are subject to the laws and regulations in the jurisdictions in which they are chartered and do business. American International Group ("AIG") supports the operations and provides policy fronting, excess insurance coverage, and an aggregate stop loss protection of $1,300,000. CAR Insurance reinsures AIG's coverage subject to a per loss limit of $100,000 per person and $300,000 per accident.

     The Company is required to maintain a letter of credit in connection with its insurance operations. On March 31, 2000, the Company replaced its letters of credit with The Chase Manhattan Bank and Bank of Butterfield with a new standby letter of credit from Bank of America for $1,000,000. This letter of credit is secured by a certificate of deposit held by Bank of America ($600,000) plus 50% of the Company's eligible accounts receivable.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


3. DIRECT FINANCING LEASES

     The components of the Company's net investment in direct financing leases as of March 31, 2000 are as follows:

Total Minimum Lease Payments to be Received...........................   $30,525
  Less Amounts Representing Administration Costs Included in
   Total Minimum Lease Payments.......................................       696
                                                                         -------

Minimum Lease Payment Receivable......................................    29,829

  Less Allowance for Uncollectibles...................................    13,715
                                                                         -------

Net Minimum Lease Payments Receivable.................................    16,114

  Less Unearned Income................................................     3,386
                                                                         -------

Net Investment in Direct Financing Leases.............................   $12,728
                                                                         =======

  Current Portion ....................................................   $ 5,406
  Non-Current Portion.................................................     7,322
                                                                         -------

Net Investment in Direct Financing Leases.............................   $12,728
                                                                         =======

     The total minimum lease payments receivable in succeeding fiscal years are as follows:

  2001................................................................   $22,916
  2002................................................................     7,609
                                                                         -------
           Total......................................................   $30,525
                                                                         =======

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at March 31, 2000:

Accounts Payable ..................................................   $   98,315
National Advertising Fund .........................................      145,514
Option Repurchase Obligation ......................................      625,000
Payroll ...........................................................       28,845
Commissions and Royalties .........................................      171,688
Professional Fees .................................................       84,872
Other .............................................................      204,981
                                                                      ----------

                                                                      $1,359,215
                                                                      ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


5. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share for the years ended March 31, 1999 and 2000 is as follows:

                                                          1999           2000
                                                       ----------     ----------
BASIC EPS COMPUTATION

Numerator:
  Net income applicable to common shares .........     $  753,233     $  731,129

Denominator:
  Weighted average common shares .................      4,085,860      3,808,147
                                                       ----------     ----------

Basic EPS ........................................     $      .18     $      .19
                                                       ==========     ==========

DILUTED EPS COMPUTATION

Numerator:
  Net income applicable to common shares .........     $  753,233     $  731,129

  Dividends on convertible preferred stock .......        104,742         89,500
                                                       ----------     ----------
                                                          857,975        820,629
                                                       ----------     ----------
Denominator
 Weighted average common shares ..................      4,085,860      3,808,147
 Weighted average convertible preferred stock ....      1,346,731      1,122,993
 Weighted average options and warrants ...........        178,832        970,477
                                                       ----------     ----------
                                                        5,611,423      5,901,617
                                                       ----------     ----------

Diluted EPS ......................................     $      .15     $      .14
                                                       ==========     ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


6. INCOME TAXES

     The provision for income taxes for the years ended March 31, 1999 and 2000 consists of the following:

                                                       1999         2000
                                                     ---------    ---------
     Currently payable
       State income taxes ........................   $  52,461    $  79,659
       Federal income taxes ......................     332,866      570,350
                                                     ---------    ---------
           Total currently payable ...............     385,327      650,009

     Deferred ....................................    (130,520)    (369,832)
                                                     ---------    ---------

           Total .................................   $ 254,807    $ 280,177
                                                     =========    =========

     The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                       1999         2000
                                                     ---------    ---------
     Federal taxes at statutory rate .............        34.0%        34.0%

     Reduction in valuation allowance ............       (15.8)        (9.2)

     State taxes, net ............................         4.7          4.8

     Other .......................................          --         (4.1)
                                                     ---------    ---------

           Total .................................        22.9%        25.5%
                                                     =========    =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


6. INCOME TAXES-CONTINUED

     The   significant   components  of  the  deferred   income  tax  asset  and
(liability), stated by source of the difference between financial accounting and tax basis as of March 31, 2000, are as follows:

     Deferred tax assets:
       Reserve for doubtful accounts...........................   $ 333,785
       Accrued expenses........................................     271,581
       Other ..................................................       9,175
                                                                  ---------
                                                                    614,541
     Deferred tax liabilities:
       Fixed assets............................................     (45,681)
                                                                  ---------
     Net deferred tax asset before
       valuation allowance.....................................     568,860

     Valuation allowance.......................................          --
                                                                  ---------

     Net deferred tax asset....................................   $ 568,860
                                                                  =========

     The net change in the valuation allowance for the year ended March 31, 2000 was a decrease of $100,730. The valuation allowance has been eliminated in light of favorable earnings and expected future earnings.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


7. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company's corporate offices were occupied under the terms of operating leases from both related and non-related parties, the longest of which expired in November 1999. On November 19, 1999, the Company moved its corporate offices to a new location, which is owned by KA Real Estate Associates, LLC, ("KA") a related party. The operating lease, which expires on October 31, 2006, has the following minimum annual lease payments:

     March 31,
     2001.....................   $ 112,868
     2002.....................     116,254
     2003.....................     119,742
     2004.....................     123,335
     2005.....................     127,034
     Thereafter...............      75,384
                                 ---------
       Total..................   $ 674,617
                                 =========

     Total rent expense for the years ended March 31, 1999 and 2000 was $71,510 and $85,824, of which $8,044 and $45,670, respectively, was to a related party (see Note 8).

     LITIGATION

     The Company is party to routine legal proceedings incidental to its business from time to time. Certain claims, suits and complaints arise in the ordinary course of business and may be filed against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect the consolidated results of operations or financial position of the Company.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


8. RELATED PARTY TRANSACTIONS

     The Company entered into a Management Agreement with K.A.B., Inc. ("KAB"), a management consulting group controlled by and affiliated with Kenneth L. Blum, Sr., Chairman of the Board of Directors and Chief Executive Officer of the Company. As a part of this agreement, KAB provides direct overall management of the Company's operations. Total annual fees paid to KAB under the management agreement for the years ended March 31, 1999 and 2000 were $262,500 and $300,000 respectively. On January 19, 2000, the Company's Board of Directors reached an agreement with KAB to extend the term of its Management Agreement with the Company for five additional years through June 30, 2008 on its present terms. The Board also authorized the repurchase of, and the Company entered into an agreement to repurchase, 500,000 options, originally issued to KAB, for $625,000.

     Through November 19, 1999, the Company leased a portion of its corporate offices under the terms of a month-to-month operating lease with American Business Information Systems, Inc. (ABIS), a related party of KAB. The Company paid $8,044 and $4,951 for the years ended March 31, 1999 and 2000, respectively, to ABIS under this agreement. On November 1, 1999, the Company entered into a lease agreement with KA, a related party of KAB, to lease approximately 9,100 square feet of executive office space, which expires on October 31, 2006. The Company paid KA $40,719 for the year ended March 31, 2000.

     On January 19, 2000, the Board of Directors authorized expenditures totaling $250,000 for the development by ABIS of a centralized software reporting package to be used by the Company's franchisees. The Company paid $4,940 for the year ended March 31, 2000 to ABIS under this arrangement.

     The Company has retained Richter Investment Corp. ("Richter"), an affiliate of William L. Richter (a director of the Company), to serve as exclusive financial advisor for the Company. For its role of financial advisor, Richter's fees will be based upon transactions completed, as defined in the agreement. For the years ended March 31, 1999 and 2000, there were no fees paid to Richter pursuant to this agreement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


8. RELATED PARTY TRANSACTIONS-CONTINUED

     Through March 31, 1999, Richter provided ongoing financial management services to the Company at no charge. Effective April 1, 1999, Richter receives an annual consulting fee of $30,000. In the opinion of management, the terms of the Company's agreements with Richter, KAB and ABIS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

9. COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS

     In November 1999, the Company repurchased and retired 400,000 shares of its common stock at a cost of $790,000.

     Options and warrants to acquire shares of the Company's common stock are granted at a value not less than 100% of the fair market value of the underlying stock on the date of issuance.

     The Company has issued stock options to acquire 2,250,000 shares of its common stock to KAB in conjunction with its management agreement. During the year ended March 31, 1996, KAB transferred (a)483,333 and 604,167 vested and unvested options, respectively, to each of Kenneth L. Blum Jr., the Company's president, and Mr. Blum's sister, Robin Cohn; (b) 20,000 and 25,000 vested and unvested options, respectively, to Richter, and (c) 13,333 and 16,667 vested and unvested options, respectively, to William L. Richter. In April 1996, the Company approved the extension of the term of the KAB Management Agreement for five years expiring June 30, 2003, the extension of the options originally granted to KAB by five years (with a corresponding delay in the fixed vesting date until July 1, 2002), and the addition of a cashless exercise feature. The unvested options were subject to an acceleration of exercisability upon achievement of certain financial stock targets. Such targets were achieved during the year ended March 31, 1999, and at March 31, 1999, all options were fully vested. On January 19, 2000, the Board of Directors approved the extension of the term of the KAB Management Agreement for an additional five years expiring June 30, 2008. The Board also authorized the repurchase of, and the Company entered into an agreement to repurchase, 500,000 options for an aggregate price of $625,000. The repurchase has been included in the consolidated statement of earnings for the year ended March 31, 2000.

     The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model. There were no stock options granted during fiscal years 1999 and 2000.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


9. COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

         The following table summarizes option activity:

                                                                              1999        2000
                                                                             Weighted    Weighted
                                                                             Average     Average
                                                 1999            2000        Exercise    Exercise
                                                Shares          Shares        Price       Price
                                                ------          ------        -----       -----
Options outstanding at beginning of year       2,250,000       2,250,000      $1.08       $1.08
Options exercised                                     --              --         --          --
Options granted                                       --              --         --          --
Options repurchased                                   --        (500,000)        --        1.15
Options expired                                       --              --         --          --
                                              ----------      ----------
Options outstanding at end of year             2,250,000       1,750,000      $1.08       $1.06
Option price range at end of year             $  1.00 to      $  1.00 to
                                              $  1.15         $  1.15
Option price range for exercised shares               --              --

Weighted-average fair value of options,
 granted during the year                      $       --      $       --

At March 31, 1999 and 2000, 2,250,000 and 1,750,000 options were exercisable.

     The following table summarizes options outstanding at March 31, 2000:

                                                        Weighted Average
       Number        Exercise      Weighted Average        Remaining
     Outstanding      Price         Exercise Price      Contractual Life
     -----------    ---------       --------------      ----------------
      1,750,000     $ 1.00 to           $ 1.06             3.25 years
                    $ 1.15

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


9. COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

     The following table presents the pro forma net income and earnings per share that would have been recorded had compensation cost been recognized based on the fair value at the grant date on a straight-line basis over the vesting period of the grant for the fiscal 1997 awards.

                                                     1999           2000
                                                   --------       --------
     Net income applicable to common
       and common equivalent shares
         As reported                               $753,233       $731,129
         Pro forma                                 $668,270       $646,166

     Earnings per share

       Basic:
         As reported                               $    .18       $    .19
         Pro forma                                 $    .16       $    .17


       Diluted:
         As reported                               $    .15       $    .14
         Pro forma                                 $    .12       $    .13


     In consideration of investment banking services rendered in connection with the negotiation of the management agreement with KAB, the Company granted Richter five-year warrants, originally expiring June 30, 1998, to purchase 155,000 shares of the Company's common stock. The exercise price of 20,000 of such warrants was $.80. Those were exercised on June 25, 1998, and the exercise price of the remaining 135,000 warrants is tied to the exercise and vesting provisions of the options issued to KAB in connection with the management agreement. Richter assigned 62,000 of these warrants to William L. Richter.

     In April 1996, the Company extended 135,000 of the warrants originally issued to Richter for an additional five years in consideration of services rendered in connection with the renegotiation of the KAB Management Agreement and related services.

     Warrants for 30,000 shares of the Company's common stock exercisable at $.80 per share were issued to Richter in connection with previous private placement transactions for which Richter acted as agent. Richter assigned 12,000 of these warrants to William L. Richter and 4,000 warrants to Richter employees. On February 11, 1999, Richter exercised 14,000 of these warrants and William L. Richter exercised 12,000 of these warrants. On March 1, 1999, the Company bought back a total of 2,500 of these warrants from Richter employees at $.50 per warrant, and the remaining 1,500 of these warrants expired.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


9. COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

     A summary of changes in outstanding warrants for the year ended March 31, 2000 is as follows:

                                                Number of    Exercise Price
                                                 Warrants      per Warrant
                                                 --------      -----------
     Outstanding, beginning of year...........   135,000      $1.00 - $1.15
     Issued...................................        --      $  --
     Exercised................................        --      $  --
     Bought Back..............................        --      $  --
     Canceled.................................        --      $  --
                                                 -------
     Outstanding, end of year.................   135,000      $1.00 - $1.15
                                                 =======

10. PREFERRED STOCK

     The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless all dividends on the preferred stock for all past dividend periods and the current dividend period shall have been paid or declared and a sum set aside for payment thereof. Holders of preferred stock, voting as a class, are entitled to elect up to four members of the Company's seven-member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of a voting trust, Richter holds a proxy to vote approximately 95% of the preferred stock, and, by virtue of his control over Richter, William L. Richter can be deemed to have voting control over such shares. The holders of the Series A Preferred are entitled to cumulative dividends at an annual rate of eight cents per share. The Series A Preferred is convertible, at the option of the holder, into common shares on the basis of one share of common for each share of Series A Preferred. During the year ended March 31, 2000, 34,125 shares of preferred stock were converted to common stock reducing the outstanding preferred shares from 1,139,125 to 1,105,000. During the year ended March 31, 2000, the Company declared preferred dividends totaling $89,500, plus $146,915 (100%) of dividend arrearages, and at March 31, 2000, unpaid declared preferred dividends totaled $22,100.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


11. OTHER REVENUES

     Components of other revenues for the years ended March 31, 1999 and 2000 were as follows:

                                                       1999          2000
                                                     --------      --------
     Promotional materials .......................   $135,278      $128,141
     Litigation settlement .......................         --        49,750
     Other .......................................     24,368        18,553
                                                     --------      --------

                                                     $159,646      $196,444
                                                     ========      ========

12. CONCENTRATIONS OF CREDIT RISK - CASH

     The Company maintains its cash balances in financial institutions, which balances at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


13. GEOGRAPHIC AND INDUSTRY SEGMENTS

     The Company currently operates in two principal segments: Vehicle Rental Franchise Programs and Insurance Coverage. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data include revenues based upon customer locations and assets based on physical locations.

     The Company's foreign operations are presently conducted by CAR Insurance in Bermuda (see note 2).

     Information by geographic area and industry segment is as follows:

                                                        1999           2000
                                                     -----------    -----------
Net revenues from external customers
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $ 4,540,953    $ 4,879,638
  Vehicle Rental Franchises-Priceless-(U.S.)             302,950        495,214
  Corporate-(U.S.)                                        18,879         21,202
  Insurance-(U.S.)                                       738,533        885,840
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $ 5,601,315    $ 6,281,894
                                                     ===========    ===========
Segment operating income
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $ 1,120,554    $ 1,586,007
  Vehicle Rental Franchises-Priceless-(U.S.)              41,434         25,534
  Corporate-(U.S.)                                      (136,961)      (709,957)
  Insurance-(U.S.)                                        12,620        100,803
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $ 1,037,647    $ 1,002,387
                                                     ===========    ===========
Segment assets
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $ 1,377,394    $ 2,264,794
  Vehicle Rental Franchises-Priceless-(U.S.)             185,982        388,517
  Corporate-(U.S.)                                       935,381        256,127
  Insurance-(U.S.)                                       742,156      1,062,789
  Insurance-(Bermuda)                                    645,033          7,898
                                                     -----------    -----------
                                                     $ 3,885,946    $ 3,980,125
                                                     ===========    ===========
Expenditures for segment assets
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $       355    $        --
  Vehicle Rental Franchises-Priceless-(U.S.)                  --        187,605
  Corporate-(U.S.)                                       207,853         64,466
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   208,208    $   252,071
                                                     ===========    ===========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000


13. GEOGRAPHIC AND INDUSTRY SEGMENTS-CONTINUED

                                                        1999           2000
                                                     -----------    -----------
Depreciation and amortization
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $    65,166    $    17,701
  Vehicle Rental Franchise-Priceless-(U.S.)                5,076         51,480
  Corporate-(U.S.)                                       108,193        102,159
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   178,435    $   171,340
                                                     ===========    ===========
Interest income
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $    39,301    $    52,057
  Vehicle Rental Franchises-Priceless-(U.S.)               1,176          6,132
  Corporate-(U.S.)                                        24,395         20,732
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                     32,043         43,998
                                                     -----------    -----------
                                                     $    96,915    $   122,919
                                                     ===========    ===========
Interest expense
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $       163    $       396
  Vehicle rental Franchise-Priceless-(U.S.)                   --             17
  Corporate-(U.S.)                                            19              1
  Insurance-(U.S.)                                        21,598         24,086
  Insurance- (Bermuda)                                        --             --
                                                     -----------    -----------
                                                     $    21,780    $    24,500
                                                     ===========    ===========
Income taxes
  Vehicle Rental Franchises-Rent A Wreck-(U.S.)      $   254,807    $   280,177
  Vehicle rental Franchises-Priceless-(U.S.)                  --             --
  Corporate-(U.S.)                                            --             --
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   254,807    $   280,177
                                                     ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the fiscal year ended March 31, 2000, except for a late filing of a Form 4 by Kenneth L. Blum, Jr. and Robin Cohn in connection with January 2000 transactions. In making these disclosures, the Company has relied solely on representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

CLASS I DIRECTORS:

     Kenneth L. Blum, Sr., 73. Kenneth L. Blum, Sr. has served as Chairman and a Director of the Company since June 1993, has been the Company's Chief Executive Officer since December 1993, and was its President from June 1993 to October 1994. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including American Business Information Systems, Inc., a high-volume laser printing company. Mr. Blum is a director of Avesis Incorporated, which markets and administers discount benefit programs. Mr. Blum is the father of the Company's President, Kenneth L. Blum, Jr. Mr. Blum controls K.A.B., Inc., a Florida corporation ("KAB"), which has a Management Agreement with the Company. See "Certain Transactions."

     Kenneth L. Blum, Jr., 36, has served as Secretary of the Company since March 1994, as Vice President from May 1994 to October 1994, as President since October 1994, and as director since October 1998. Mr. Blum is also President of American Business Information Systems, Inc., a high-volume laser printing company and computer service bureau. Mr. Blum is the son of the Company's Chairman and Chief Executive Officer.

CLASS II DIRECTORS:

     William L. Richter, 57, has been a director of the Company since November 1989 and served previously as a director from 1983 to 1985. Mr. Richter was Co-Chairman of the Company from November 1989 to June 1993 and has been Vice Chairman since June 1993. For the past eleven years, Mr. Richter has been President of Richter and its wholly owned subsidiary, Richter & Co., Inc., a registered broker-dealer until November 1999, and merchant banking firm. Richter & Co., Inc. was merged into its parent on December 31, 1999. Mr. Richter has been a Senior Managing Director of Cerberus Capital Management, L.P. (or its predecessor organization) since its founding in late 1992. Mr. Richter is a Director and Co-Chairman of Avesis Incorporated, which markets and administers discount benefit programs.

     Alan L. Aufzien, 70, has served as a Director of the Company since November 1989. Mr. Aufzien has also been a partner in the Norall Organization, a private investment company, since 1987. Since 1983, he has also been the president and a director of New York Harbour Associates, Inc. (a real estate development firm). From 1986 to 1996, Mr. Aufzien was the Chairman of Meadowlands Basketball Association (New Jersey Nets) and currently serves as a director of that organization. Mr. Aufzien is also a director of First Real Estate Trust of New Jersey.

     All directors hold office for one-year terms, until their successors are duly elected at the next annual meeting and qualified.

ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer for services rendered to the Company during the fiscal years ended March 31, 1998, 1999 and 2000. No other executive officer who was serving as an executive officer during fiscal 2000 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the fiscal year ended March 31, 2000.

                                        Annual            Long-term Compensation
                                     Compensation                Awards
                                   -------------------    ----------------------
                                                          Securities Underlying
Name and Principal Position        Year      Salary(1)       Options/SARS(#)
---------------------------        ----      ---------       ---------------
Kenneth L. Blum, Sr., CEO          2000      $300,000            -- (2)
                                   1999       262,500            -- (2)
                                   1998       250,000            -- (2)
----------
(1) Mr. Blum became Chief Executive Officer of the Company in connection with the Management Agreement between the Company and KAB, effective June 30, 1993. Mr. Blum does not receive cash compensation directly from the Company. KAB receives cash compensation pursuant to the Management Agreement of $300,000 per year (250,000 per year prior to January 1, 1999) plus expense reimbursements ($9,293 in the year ended March 31, 2000). The amounts indicated in the table represent compensation received by KAB pursuant to the Management Agreement. Mr. Blum is the sole stockholder of KAB. See
    "Certain Transactions - Management Agreement with KAB and Related Transactions - Management Agreement."
(2) During the year ended March 31, 1994, KAB received options for the purchase of 2,250,000 shares of the Company's common stock in connection with the Management Agreement. During the year ended March 31, 1996, KAB transferred the options to certain related parties. During the year ended March 31, 1995, the Board of Directors approved the vesting of 1,000,000 of these options at an exercise price of $1.00 per share. Effective July 20, 1995, the exercise price of the balance of the options was set by the Board of Directors at $1.15 per share, with vesting, subject to continued employment, on July 1, 2002, or earlier subject to satisfaction of performance targets. As a result of the Company's financial performance for the fiscal year ended March 31, 1999, the Company met the performance targets, and the balance of the options became fully vested as of March 31, 1999. See "Certain Transactions - Management Agreement with KAB and Related Transactions - Stock Option Grant."

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or SARs were granted to the executive officer named in the Summary Compensation Table during the last fiscal year. See Item 12 Certain Relationships and Related Transactions, under the caption "Certain Transactions
- Management Agreement with KAB and Related Transactions - Stock Option Grant."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     No executive officer named in the Summary Compensation Table held or exercised options at the end of the last fiscal year. See Item 12 Certain Relationships and Related Transactions, under the caption "Certain Transactions
- Management Agreement with KAB and Related Transactions - Stock Option Grant."

EMPLOYMENT/CHANGE OF CONTROL ARRANGEMENTS

     In the event of termination of the Management Agreement with KAB without cause, all options granted to KAB in connection with the Management Agreement remain outstanding for the balance of their term through 2003. See Item 12 Certain Relationships and Related Transactions, under the caption "Certain Relationships and Related Transactions -- Management Agreement with KAB and Related Transactions - Stock Option Grant."

COMPENSATION OF DIRECTORS

     Currently, directors of the Company who also serve as officers of the Company and outside directors receive no cash compensation in connection with the services they render as directors. (Officers, however, receive compensation in their capacity as officers as described above). Directors are reimbursed for expenses incurred in connection with their board service. On March 3, 1999, the Company's Board of Directors approved that the Company pay William L. Richter consulting fees of $30,000 per year beginning April 1, 1999. The fees have been assigned to Richter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of May 30, 2000, the persons and entities identified in the following table, including all directors, executive officers and persons known to the Company to own more than 5% of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, the shares of voting securities reflected in such table. All the outstanding shares of Series A Preferred are immediately convertible at the option of the holder into common stock, on a share-for-share basis. Except as otherwise specified, the named beneficial owner has sole investment and voting power with respect to such shares.

                                                                                          Total (1)
                                                                                    ---------------------
                                                                 Shares             Percent      Percent
Name and Address of Beneficial Owner      Title of Class    Beneficially Owned      of Class    of Common
------------------------------------      --------------    ------------------      --------    ---------
David Schwartz                               Common              465,000              13.0         13.0
Bundy Rent-A-Wreck
12333 W. Pico Blvd.
Los Angeles, California 90064

William L. Richter                           Common              992,706(3)           26.3(3)      26.3
c/o Richter Investment Corp.               Preferred(3)        1,050,000(3)           95.0         38.1(4)
450 Park Avenue
New York, NY 100022

Alan L. Aufzien                              Common               32.500                **           **
P.O. Box 2369                              Preferred(4)           34,375               3.1          1.8
Secaucus, NJ 07094

Kenneth L. Blum, Sr.(5)                        --                     --                --           --
10324 S. Dolfield Road
Owings Mills, MD 21117

Kenneth L. Blum, Jr.(5)(6)                   Common              980,167              22.2         22.2
10324 S. Dolfield Road
Owings Mills, MD 21117

Robin Cohn (5)(6)                            Common              964,667              21.9         21.9
c/o Rent-A-Wreck of America, Inc.
10324 S. Dolfield Road
Owings Mills, MD  21117

Robert M. Temko                              Common              240,000               6.7          6.7
39 Hidden Valley Drive
Newark, Delaware 19711

All Directors and Executive Officers
 as a Group including the Directors          Common              2,005,373(3)(5)(6)    43.5         43.5(4)
 Named Above (4 persons)                     Preferred(2)(3)     1,050,000(3)(4)       95.0         51.5

----------
* Represents percentage ownership of common stock based upon shares of Common Stock owned or deemed owned due to presently exercisable warrants and options and after such person's conversion of Series A Preferred. ** Less than 1%.

FOOTNOTES

(1) Based on 3,568,217 common shares and 1,105,000 Series A Preferred Shares outstanding on the date of this table, May 30, 2000.

(2) Holders of Series A Preferred, voting as a class, are entitled to elect up to four members of a seven member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of proxies granted to Richter, 95.0% of the Series A Preferred may be voted by Richter as of the date of this table. The proxies are effective until such time that less than 500,000 shares of Series A Preferred remain outstanding. See note 4 below.

(3) Includes 84,000 shares of Common Stock issuable upon exercise of options and warrants, 178,750 shares of Series A Preferred, and 1,200 shares of Common Stock held by spouse and 13,750 shares of Series A Preferred and 5,000 shares of Common Stock held by a family member. Also includes 550,000 shares of Series A Preferred and 321,600 shares of Common Stock held by Richter, 296,375 shares of Common Stock and warrants (currently exercisable or exercisable within 60 days) held by Richter. Also includes an additional 307,500 shares of Series A Preferred as to which Richter holds voting authority via proxy (see note 2 above). William L. Richter holds a controlling interest in Richter. William L. Richter and Richter have the same address. Mr. Aufzien's 34,375 shares of Series A Preferred, held by a partnership controlled by Mr. Aufzien, are subject to a voting proxy granted to Richter.

(4) Excludes 307,500 shares of Series A Preferred as to which Richter holds voting authority via proxy (see notes 3 and 4 above) because Richter would not have voting or investment control of the converted Common Stock issued upon conversion of such shares of Series A Preferred.

(5) Mr. Blum, Sr. is the father of Kenneth L. Blum, Jr. and Robin Cohn; see note 6 below. Mr. Blum disclaims beneficial ownership of shares held by Mr. Blum, Jr. and Ms. Cohn.

(6) Includes 837,500 shares issuable pursuant to currently exercisable options and, in the case of Ms. Cohn, includes 127,167 shares held jointly with spouse. See note 6 above. Mr. Blum, Jr. and Ms. Cohn disclaim beneficial ownership of shares held by each other. For additional information regarding options held by Mr. Blum, Jr. and Ms. Cohn, see footnote 9 of the Company's audited financial statements found in Item 7.

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

            2.  The  Exhibits   listed  in  the  Exhibit  Index   following  the
                Signatures page, is incorporated herein by this reference.

            3. Financial Statement Schedules for the years in the period ended March 31, 1999 and 2000, as applicable.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED MARCH 31, 1999 AND 2000


                                                           Additions
                                                   -------------------------
                                      Balance At   Charged to                                   Balance
                                      Beginning    Costs and     Charged to                      At End
Description                           of Period    Expenses    Other Accounts    Deductions    of Period
-----------                           ---------    --------    --------------    ----------    ---------
MARCH 31, 1999

Allowance for doubtful accounts       $682,631     $ 188,574      $     --       $215,787(1)    $655,418
                                      ========     =========      ========       ========       ========

Valuation allowance on net
 deferred tax assets                  $277,000     $      --      $     --       $176,270(2)    $100,730
                                      ========     =========      ========       ========       ========
MARCH 31, 2000

Allowance for doubtful accounts       $655,418     $ 245,114      $     --       $ 68,279(1)    $832,253
                                      ========     =========      ========       ========       ========

Valuation allowance on net
 deferred tax assets                  $100,730     $      --      $     --       $100,730(2)    $     --
                                      ========     =========      ========       ========       ========

----------
(1)  Accounts written off

(2) Reduction in the valuation allowance based on evaluation of realization of net deferred tax assets.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rent-A-Wreck of America, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Rent-A-Wreck of America, Inc.
        Registrant


By: /s/ Mitra Ghahramanlou                                   Date: June 26, 2000
    -----------------------------------
    Mitra Ghahramanlou
    Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature and Title                                                  Date
  -------------------                                                  ----

/s/ Kenneth L. Blum, Sr.                                           June 26, 2000
---------------------------------------
Kenneth L. Blum, Sr.
Chairman of the Board and Director
(Principal Executive Officer)


/s/ Mitra Ghahramanlou                                             June 26, 2000
---------------------------------------
Mitra Ghahramanlou
Chief Accounting Officer (Principal
Financial and Accounting Officer)


/s/ Kenneth L. Blum, Jr.                                           June 26, 2000
---------------------------------------
Kenneth L. Blum, Jr.
President and Director


/s/ William L. Richter                                             June 26, 2000
---------------------------------------
William L. Richter
Vice Chairman of the Board and Director


/s/ Alan Aufzien                                                   June 26, 2000
---------------------------------------
Alan Aufzien, Director

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 2000


Exhibit No.          Exhibit                                 Incorporated by Reference from
-----------          -------                                 ------------------------------
  3.1         Certificate of Incorporation                    Form 10-K for the Fiscal  year
                                                              ended March 31, 1997.

  3.2         Bylaws, as amended                              Form 10-K for the fiscal  year
                                                              ended March 31, 1986, in which
                                                              the Bylaws,  are  incorporated
                                                              by reference and amendments to
                                                              Bylaws are filed therein.

  9           Voting Trust Agreement                          Form 10-K for the fiscal  year
                                                              ended   March   31,   1990  is
                                                              incorporated by reference

  10.1        Option Plan                                     Form 10-K for the fiscal  year
                                                              ended   March   31,   1993  is
                                                              incorporated by reference.

  10.2*       Management   Agreement  -  K.A.B.,  Inc.        Form 8-K, dated June 30, 1993
              related party dated June 30, 1993               and is incorporated by
                                                              reference.

  10.2.1*     Amendment to Management  Agreement  with        Form 10-K for the fiscal  year
              K.A.B.,  Inc., related party dated March        ended March 31, 1997.
              27, 1996

  10.3*       Stock Option Grant to K.A.B., Inc. dated        Form 8-K, dated June 30, 1993
              June 30, 1993                                   and is incorporated by
                                                              reference.  Amendment filed on
                                                              Form 10-K for the fiscal  year
                                                              ended March 31, 1997.

  10.3.1*     Amendment   to  Stock  Option  Grant  to        Form 10-K for the fiscal year
              K.A.B., Inc. dated July 20, 1995                ended March 31, 1997.


  10.4        Registration Rights Agreement dated June        Form 8-K,  dated June 30, 1993
              30, 1993, among K.A.B., Inc., Kenneth L.        and is incorporated by
              Blum, Jr., Alan S. Cohn and the Company         reference.

  10.5        Warrant Agreement - Richter & Co., Inc.         Form 8-K,  dated June 30, 1993
                                                              and   is    incorporated    by
                                                              reference.

  10.6        Software  Development and Computer Usage        Form  10-KSB  for  the  fiscal
              Agreement   effective  January  1,  1995        year ended March 31, 1995.
              between National Computer Services, Inc.
              and the Company.

  10.7        Financial Advisory Agreement between the        Form  10-KSB  for  the  fiscal
              Company  and Richter & Co.,  Inc.  dated        year ended March 31, 1995.
              March 20, 1995.

  10.9        Franchise  Agreement - standard  form as        Form  10-KSB  for  the  fiscal
              of August 3, 1995                               year ended March 31, 1996.

  10.10       Facultative  Reinsurance Agreement dated        Form  10-KSB  for  the  fiscal
              March 1,  1997  between  National  Union        year ended March 31, 1998.
              Fire Insurance Company of Pittsburg, PA.
              and    Consolidated    American   Rental
              Insurance Company, LTD.

  10.11       Standby or Performance  Letter of Credit        Form  10-KSB  for  the  fiscal
              Application  and Agreement dated June 3,        year ended March 31, 1998.
              1997  between  Rent-A-Wreck  Of America,
              Inc. and The Chase Manhattan Bank

  10.11.1     First  Amendment  dated  June 1, 1998 to        Form  10-KSB  for  the  fiscal
              the  Standby  or  Performance  Letter of        year ended March 31, 1998.
              Credit  Application  and Agreement dated
              June 3,  1997  between  Rent-A-Wreck  Of
              America,  Inc.  and The Chase  Manhattan
              Bank

  10.12       Borrowing  Base  Agreement,  dated March        Filed herewith.
              29,  2000,  between  Bank of America and
              Rent-A-Wreck    of    America,     Inc.,
              Rent-A-Wreck   One  Way,   Inc.,   Bundy
              American    Corporation,    Rent-A-Wreck
              Leasing,  Inc. and PRICELESS Rent-A-Car,
              Inc.

  10.13       Loan  Agreement,  dated March 29,  2000,        Filed herewith.
              between   Bank  of  America,   N.A.  and
              Rent-A-Wreck    of    America,     Inc.,
              Rent-A-Wreck   One  Way,   Inc.,   Bundy
              American    Corporation,    Rent-A-Wreck
              Leasing,   Inc.,  PRICELESS  Rent-A-Car,
              Inc. and  Consolidated  American  Rental
              Insurance Company

  10.14       Promissory  Note,  dated March 29, 2000,        Filed herewith.
              between   Bank  of  America,   N.A.  and
              Rent-A-Wreck    of    America,     Inc.,
              Rent-A-Wreck   One  Way,   Inc.,   Bundy
              American    Corporation,    Rent-A-Wreck
              Leasing,   Inc.,  PRICELESS  Rent-A-Car,
              Inc. and  Consolidated  American  Rental
              Insurance Company

  10.15       Security  Agreement,   dated  March  29,        Filed herewith.
              2000, between Bank of America,  N.A. and
              Bundy American Corporation

  10.16       Security  Agreement,   dated  March  29,        Filed herewith.
              2000,  between  Bank of America,  N.A. a
              and PRICELESS Rent-A-Car, Inc.

  10.17       Security  Agreement,   dated  March  29,        Filed herewith.
              2000, between Bank of America,  N.A. and
              Rent-A-Wreck One Way, Inc.

  10.18       Security  Agreement,   dated  March  29,        Filed herewith.
              2000,  between  Bank of America,  N.A. d
              and Rent-A-Wreck Leasing, Inc.

  10.19       Security  Agreement,   dated  March  29,        Filed herewith.
              2000, between Bank of America,  N.A. and
              Rent-A-Wreck of America, Inc.

  10.20       Application  and  Agreement  for Standby        Filed herewith.
              Letter  of Credit  between  Consolidated
              American Rental Insurance Company,  Ltd.
              and   National   Union  Fire   Insurance
              Company

  10.21       Financing   Statement  between  Bank  of        Filed herewith.
              America,   N.A.  and   Rent-A-Wreck   of
              America, Inc.

  10.22       Financing   Statement  between  Bank  of        Filed herewith.
              America,  N.A. and Rent-A-Wreck One Way,
              Inc.

  10.23       Financing   Statement  between  Bank  of        Filed herewith.
              America,   N.A.   and   Bundy   American
              Corporation

  10.24       Financing   Statement  between  Bank  of        Filed herewith.
              America,  N.A. and Rent-A-Wreck Leasing,
              Inc.

  10.25       Financing   Statement  between  Bank  of        Filed herewith.
              America,  N.A. and PRICELESS Rent-A-Car,
              Inc.

  10.26       Borrowing Base Certificate                      Filed herewith.

  10.27       Pledge  and   Assignment   of   Deposits        Filed herewith.
              between   Bank  of  America,   N.A.  and
              Consolidated  American Rental  Insurance
              Company, LTD

  10.28       Irrevocable    Line   of   Credit   from        Filed herewith.
              Consolidated  American Rental  Insurance
              Company, Ltd. to AIG Management, Inc.

  10.29       Bank    of    America    Statement    of        Filed herewith.
              Commissions,   Fees  and  Charges  dated
              03/30/00 to Consolidated American Rental
              Insurance Company, Ltd.

  10.30       Bank  of  America   Irrevocable  Standby        Filed herewith.
              Letter   of   Credit   to   Consolidated
              American Rental Insurance Company, Ltd.

  10.31       Certificate of Corporate  Resolutions of        Filed herewith.
              Rent-A-Wreck of America, Inc.

  10.32       Certificate of Corporate  Resolutions of        Filed herewith.
              Rent-Wreck Leasing, Inc.

  10.33       Certificate of Corporate  Resolutions of        Filed herewith.
              Bundy American Corporation, Inc.

  10.34       Certificate of Corporate  Resolutions of        Filed herewith.
              Rent-A-Wreck One Way, Inc.

  10.35       Certificate of Corporate  Resolutions of        Filed herewith.
              PRICELESS Rent-A-Car, Inc.

  10.36       Certificate of Corporate  Resolutions of        Filed herewith.
              Consolidated  American Rental  Insurance
              Company, LTD

  10.37       Lease  Agreement,  dated  June 3,  1999,        Filed herewith.
              between KA Real Estate  Associates,  LLC
              and Rent-A-Wreck, Inc. with Confirmatory
              Addendum to Lease,  dated  September 16,
              1999, between KA Real Estate Associates,
              LLC and Rent-A-Wreck of America, Inc.

  10.38       Financial  Advising   Agreement,   dated        Filed herewith.
              November   6,  1999,   between   Richter
              Investment  Corp.  and  Rent-A-Wreck  of
              America, Inc.

  21          List of Subsidiaries                            Filed herewith.

  27          Financial Data Schedule                         Filed herewith.

----------
* Management contract or compensatory plan or arrangement.