Form 10QSB
period 2000-06-30
RENT A WRECK OF AMERICA INC
filed 2000-08-14
CIK 763567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________ to __________

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


               10324 South Dolfield Drive, Owings Mills, MD 21117
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                    Issuer's telephone number: (410) 581-5755


            11460 Cronridge Drive, Suite 120, Owings Mills, MD 21117
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Check  whether the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,878,217 shares as of July 25, 2000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                           FORM 10-QSB - JUNE 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and
         June 30, 2000 (Unaudited)                                          2-3

         Consolidated Statements of Earnings for the Three Months
         ended June 30, 1999 and 2000 (Unaudited)                             4

         Consolidated Statements of Cash Flows for the Three
         Months ended June 30, 1999 and 2000 (Unaudited)                      5

         Notes to Consolidated Financial Statements (Unaudited)            6-10

Item 2.  Management's Discussion and Analysis or Plan of Operation        10-13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                March 31,         June 30,
                                                                  2000             2000
                                                              -----------       -----------
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents ............................      $   701,808       $   809,864
  Restricted Cash ......................................          745,514           772,905
  Accounts Receivable, net of allowance for
   doubtful accounts of $829,253 and $816,249 at
   March 31, 2000 and June 30, 2000, respectively:
    Continuing License Fees and Advertising Fees .......          365,462           380,317
    Current Portion of Notes Receivable ................          416,002           425,183
    Current Portion of Direct Financing Leases .........            5,406             4,726
    Other ..............................................          305,685            71,277
  Prepaid Expenses and Other ...........................          184,045           177,447
  Income Taxes Recoverable .............................               --           170,079
  Deferred Tax .........................................          614,541           373,541
                                                              -----------       -----------

       TOTAL CURRENT ASSETS ............................        3,338,463         3,185,339
                                                              -----------       -----------
PROPERTY AND EQUIPMENT:
  Furniture ............................................           99,399           100,758
  Computer Hardware and Software .......................          431,918           514,863
  Machinery and Equipment ..............................           98,172            98,172
  Leasehold Improvements ...............................           54,321            54,321
  Vehicles .............................................          187,360           150,801
                                                              -----------       -----------
                                                                  871,170           918,915
  Less: Accumulated Depreciation and Amortization ......         (493,612)         (512,558)
                                                              -----------       -----------

       NET PROPERTY AND EQUIPMENT ......................          377,558           406,357
                                                              -----------       -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated amortization
   of $132,035 and $136,976 at March 31, 2000 and
   June 30, 2000, respectively .........................          193,666           188,725
  Long-term Portion of Notes and Direct Financing
   Lease Receivables, net of allowance of $3,000
   at March 31, 2000 and June 30, 2000, respectively....           70,438            64,385
                                                              -----------       -----------
                                                                  264,104           253,110
                                                              -----------       -----------

       TOTAL ASSETS ....................................      $ 3,980,125       $ 3,844,806
                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      March 31,       June 30,
                                                                        2000            2000
                                                                     ----------      ----------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .........................    $1,359,215      $  826,887
  Dividends Payable .............................................        22,100          22,100
  Insurance Financing Payable ...................................            --         436,425
  Insurance Loss Reserves .......................................       379,075         407,577
  Income Taxes Payable ..........................................       338,550              --
                                                                     ----------      ----------

       TOTAL CURRENT LIABILITIES ................................     2,098,940       1,692,989
                                                                     ----------      ----------
LONG-TERM LIABILITIES:
  Deferred Tax Liability ........................................        45,681          45,681
                                                                     ----------      ----------

       TOTAL LONG-TERM LIABILITIES ..............................        45,681          45,681
                                                                     ----------      ----------

    TOTAL LIABILITIES ...........................................     2,144,621       1,738,670
                                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES ...................................            --              --

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Series A Preferred Stock, $.01 par
   value; authorized 10,000,000 shares; issued and
   outstanding 1,105,000 shares at March 31, 2000 and at
   June 30, 2000 (aggregate liquidation preference $884,000
   at March 31, 2000 and June 30, 2000) .........................        11,050          11,050
  Common Stock, $.01 par value; authorized 25,000,000 shares;
   issued and outstanding 3,568,217 shares at March 31, 2000
   and June 30, 2000 ............................................        35,682          35,682
  Additional Paid-In Capital ....................................     1,423,181       1,423,181
  Retained Earnings .............................................       365,591         636,223
                                                                     ----------      ----------

       TOTAL SHAREHOLDERS' EQUITY ...............................     1,835,504       2,106,136
                                                                     ----------      ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............    $3,980,125      $3,844,806
                                                                     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                      Three Months Ended June 30,
                                                                     -----------------------------
                                                                         1999              2000
                                                                     -----------       -----------
REVENUES:
  Initial License Fees ...........................................   $   362,001       $   368,500
  Continuing License Fees ........................................       679,305           815,394
  Advertising Fees ...............................................       220,784           241,478
  Insurance Premiums .............................................       175,849           257,369
  Other ..........................................................        41,222            46,936
                                                                     -----------       -----------

                                                                       1,479,161         1,729,677
                                                                     -----------       -----------
EXPENSES:
  Salaries, Consulting Fees and Employee Benefits ................       238,937           254,465
  Advertising and Promotion ......................................       322,019           366,158
  Sales and Marketing ............................................       178,364            94,059
  Insurance Underwriting Expenses ................................       144,954           286,090
  General and Administrative Expenses ............................       241,861           260,302
  Depreciation & Amortization ....................................        32,135            28,326
                                                                     -----------       -----------

                                                                       1,158,270         1,289,400
                                                                     -----------       -----------

       OPERATING INCOME ..........................................       320,891           440,277

OTHER INCOME (EXPENSE)
  Interest Income ................................................        24,393            42,632
  Interest Expense ...............................................        (6,614)           (6,927)
                                                                     -----------       -----------
                                                                          17,779            35,705
                                                                     -----------       -----------
       INCOME BEFORE INCOME TAX EXPENSE ..........................       338,670           475,982
                                                                     -----------       -----------

INCOME TAX EXPENSE ...............................................       105,639           183,250
                                                                     -----------       -----------

       NET INCOME ................................................   $   233,031       $   292,732

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK ..............        22,600            22,100
                                                                     -----------       -----------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT SHARES......   $   210,431       $   270,632
                                                                     -----------       -----------
EARNINGS PER COMMON SHARE
  Basic ..........................................................   $       .05       $       .08
                                                                     -----------       -----------

Weighted average common shares ...................................     3,940,409         3,568,217
                                                                     ===========       ===========

  Diluted ........................................................   $       .04       $       .05
                                                                     -----------       -----------
Weighted average common shares plus options and warrants..........     5,893,288         5,420,523
                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended June 30,
                                                                   -----------------------------
                                                                       1999              2000
                                                                   -----------       -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
 Net income ....................................................   $   233,031       $   292,732
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization ...............................        32,135            28,326
   Deferred income taxes .......................................       (28,665)          241,000
   Gain on disposal of property and equipment ..................            --            (8,208)
   Provision for doubtful accounts .............................        78,129           (13,004)
 Changes in assets and liabilities:
   Accounts and notes receivable ...............................       495,459           230,109
   Prepaid expenses and other ..................................         6,128             6,598
   Income taxes recoverable ....................................            --          (170,079)
   Accounts payable and accrued expenses .......................      (121,633)         (532,328)
   Income taxes payable ........................................      (171,678)         (338,550)
   Insurance loss reserves .....................................        52,431            28,502
                                                                   -----------       -----------

        Net cash provided by (used in) operating activities.....       575,337          (234,902)
                                                                   -----------       -----------

Cash flows from investing activities:
 Increase in restricted cash ...................................        (2,022)          (27,391)
 Proceeds from sale of property and equipment ..................            --            32,500
 Acquisition of property and equipment .........................        (5,892)          (76,476)
 Additions to intangible assets ................................       (14,815)               --
                                                                   -----------       -----------

        Net cash used in investing activities ..................       (22,729)          (71,367)
                                                                   -----------       -----------

Cash flow from financing activities:
 (Decrease) increase in insurance financing payable ............       (92,103)          436,425
 Preferred dividends paid ......................................      (169,697)          (22,100)
                                                                   -----------       -----------

        Net cash (used in) provided by financing activities.....      (261,800)          414,325
                                                                   -----------       -----------

        Net increase in cash and cash equivalents ..............       290,808           108,056

Cash and cash equivalents at beginning of period ...............       861,794           701,808
                                                                   -----------       -----------

Cash and cash equivalents at end of period .....................   $ 1,152,602       $   809,864
                                                                   -----------       -----------
Supplemental disclosure of cash flow information:
  Interest paid ................................................   $     6,614             6,927
  Taxes paid ...................................................   $   301,700       $   449,996

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1. CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. ("RAWA, Inc.") and its wholly-owned subsidiaries, Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing") and Priceless Rent-A-Car, Inc. ("PRICELESS").

     All of the above entities are collectively referred to as the "Company" unless the context provides or requires otherwise. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The consolidated balance sheet as of June 30, 2000, and the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2. PREFERRED STOCK

   For the quarter ended June 30, 2000, the Company declared dividends on the Preferred Stock totaling $22,100, which are expected to be paid during the second quarter of the Company's fiscal year.

3. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 1999 and 2000 is as follows:

                                                      1999               2000
                                                   ----------         ----------
BASIC EPS COMPUTATION
Numerator:
  Net income applicable to common shares           $  210,431         $  270,632

Denominator:
  Weighted average common shares                    3,940,409          3,568,217
                                                   ----------         ----------

Basic EPS                                          $      .05         $      .08
                                                   ==========         ==========

DILUTED EPS COMPUTATION
Numerator:
  Net income applicable to common shares           $  210,431         $  270,632
  Dividends on convertible preferred stock             22,600             22,100
                                                   ----------         ----------
                                                      233,031            292,732
                                                   ----------         ----------
Denominator
  Weighted average common shares                    3,940,409          3,568,217
  Weighted average convertible preferred stock      1,132,808          1,105,000
  Weighted average options and warrants               820,071            747,306
                                                   ----------         ----------
                                                    5,893,288          5,420,523
                                                   ----------         ----------

Diluted EPS                                        $      .04         $      .05
                                                   ==========         ==========

GEOGRAPHIC AND INDUSTRY SEGMENTS

     The Company currently operates in two principal segments: Vehicle Rental Franchise Programs and Insurance Coverage for its franchisees. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data include revenues based upon customer locations and assets based on physical locations.

     The Company's foreign operations are presently conducted by CAR Insurance in Bermuda.

     Information by geographic area and industry segment is as follows:

                                                              June 30,
                                                     --------------------------
                                                        1999           2000
                                                     -----------    -----------
Net revenues from external customers
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $ 1,202,261    $ 1,334,024
  Vehicle Rental Franchises-Pricele$$-(U.S.)              96,462        134,065
  Corporate-(U.S.)                                         4,589          1,500
  Insurance-(U.S.)                                       175,849        260,088
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $ 1,479,161    $ 1,729,677

Segment operating income
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $   340,669    $   516,753
  Vehicle Rental Franchises-Pricele$$-(U.S.)              16,194         21,814
  Corporate-(U.S.)                                       (18,920)       (19,101)
  Insurance-(U.S.)                                       (17,052)       (79,189)
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   320,891    $   440,277

Segment assets
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $ 1,460,563    $ 1,676,745
  Vehicle Rental Franchises-Pricele$$-(U.S.)             170,519        347,160
  Corporate-(U.S.)                                       666,816        449,651
  Insurance-(U.S.)                                       666,970      1,363,351
  Insurance-(Bermuda)                                    651,611          7,899
                                                     -----------    -----------
                                                     $ 3,616,479    $ 3,844,806

Expenditures for segment assets
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $        --    $        --
  Vehicle Rental Franchises-Pricele$$-(U.S.)                  --            750
  Corporate-(U.S.)                                         5,892         75,726
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $     5,892    $    76,476
                                                     ===========    ===========

                                                              June 30,
                                                     --------------------------
                                                        1999           2000
                                                     -----------    -----------
Depreciation and amortization
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $     4,298    $     4,472
  Vehicle Rental Franchise-Pricele$$-(U.S.)                1,319            468
  Corporate-(U.S.)                                        26,518         23,386
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $    32,135    $    28,326
                                                     ===========    ===========
Interest income
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $     6,903    $    20,925
  Vehicle Rental Franchises-Pricele$$-(U.S.)                 823          1,871
  Corporate-(U.S.)                                         5,909          1,942
  Insurance-(U.S.)                                            --         17,894
  Insurance-(Bermuda)                                     10,758             --
                                                     -----------    -----------
                                                     $    24,393    $    42,632
                                                     ===========    ===========
Interest expense
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $       377    $        --
  Vehicle rental Franchise-Pricele$$-(U.S.)                   --              6
  Corporate-(U.S.)                                             1             --
  Insurance-(U.S.)                                         6,236          6,921
  Insurance- (Bermuda)                                        --             --
                                                     -----------    -----------
                                                     $     6,614    $     6,927
                                                     ===========    ===========
Income taxes
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $   105,639    $   183,250
  Vehicle rental Franchises-Pricele$$-(U.S.)                  --             --
  Corporate-(U.S.)                                            --             --
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   105,639    $   183,250
                                                     ===========    ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Priceless lines of business. For the quarter ended June 30, 2000, franchising operations comprised 85% of consolidated net revenues (88% in 1999) and 122% of consolidated operating income (111% in 1999).

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, increased by $163,282 (13%). Initial license fees increased by $6,499 (2%), continuing license fees increased by $136,089 (20%), and advertising fees increased by $20,694 (9%). These increases resulted primarily from the addition of new franchises and fleet growth at existing franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount of revenue, varies over the year, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends.

     Revenues from insurance premiums increased by $81,520 (46%) due to higher participation by the Company's franchisees in the Company's CAR Insurance program.

     Total operating expenses for both segments increased by $131,130 (11%) compared to the prior period. Salary expense for both segments increased by $15,528 (6%) primarily as a result of hiring additional employees in response to the growth of the Company's franchising operations. Advertising and promotion expenses increased by $44,139 (14%), which resulted primarily from an increase in national advertising expense to promote the Company. Sales and marketing expenses decreased by $84,305 (47%), which resulted primarily from a reduction in bad debt expense due to the Company's collection efforts. Insurance underwriting expenses increased by $141,136 (97%) due to an increase in paid losses and loss reserves for unsettled claims in connection with higher participation of the Company's franchisees in its CAR Insurance program. General and administrative expenses for both segments increased by $18,441 (8%), which resulted primarily from increased rent expense in connection with the Company's new location.

     The Company realized operating income of $440,277, before taxes and interest, for the three-month period ended June 30, 2000 compared to operating income of $320,891 for the same period in the prior year, reflecting an increase of $119,386 (37%). This increase resulted primarily from continuing license fees due to fleet growth at existing franchises.

     Net interest income increased by $17,926 (101%). This increase was primarily due to improved cash management.

     Income tax expense for the quarter ended June 30, 2000 increased by $77,611 (73%) compared to the three-month period ended June 30, 1999 due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had working capital of $1,492,350 compared to $1,239,523 at March 31, 2000. This increase of $252,827 resulted primarily from the net profit earned during the three-month period ended June 30, 2000.

     In March 2000, the Company obtained a $1,000,000 letter of credit from Bank of America in connection with the Company's CAR Insurance subsidiary, and replaced its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 9.50% on July 27, 2000). For the quarter ended June 30, 2000, AIG has not drawn any funds from the letter of credit and all $1 million is available.

     The Company rents its office facilities under the terms of an operating lease with a related party. The monthly office facilities lease commitment was $9,290 at June 30, 2000.

     Property and equipment increased by $47,745 (5%) from March 31, 2000 to June 30, 2000. This increase occurred primarily due to additional investment in computer software and hardware, partially offset by the sale of a vehicle in connection with the wheelchair van program.

     Cash used in operations was $234,902, resulting from the decrease in accounts payable and accrued expenses, a decrease in income taxes payable (which resulted in an increase in income taxes recoverable), partially offset by net income before depreciation plus the decrease in accounts and notes receivable and prepaid expenses and the increase in insurance loss reserves. Accounts payable and accrued expenses decreased primarily due to payment being made for the Company's repurchase of 500,000 options for $625,000. The net change in the liability (which is now a recoverable income tax refund) is a result of taxes currently payable, offset by taxes paid for the year ended March 31, 2001. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program and funds recovered from settlement of a lawsuit. Prepaid expense decreased primarily due to the normal timing of the expiration of certain prepaid items. Insurance loss reserves increased primarily due to an increase in unsettled claims associated with the increase in participation in the CAR Insurance program.

     Cash used in investing activities of $71,367 related primarily to the acquisition of computer software, hardware, and an increase in restricted cash due to the Company's additional liability to the national advertising fund due to an increase in advertising fees, partially offset by the proceeds from the sale of one vehicle.

     Cash provided by financing activities during the same period was $414,325, resulting from an increase in insurance financing payable in connection with the CAR Insurance program, offset by the payment of preferred dividends.

The Company believes it has sufficient working capital to support its business plan through fiscal 2001.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                             SELECTED FINANCIAL DATA

Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended June 30, 2000 and 1999 and with respect to the balance sheets thereof at June 30 in each of those years.

         The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                Three Months ended June 30,
                                               -----------------------------
                                                 1999                 2000
                                               --------             --------
                                               (in thousands except per share
                                              amounts and number of franchises)
                                                        (Unaudited)
FRANCHISEES' RESULTS
 Franchisees' revenue (1)                       $11,322             $ 13,590
 Number of franchised locations                     655                  663

RESULTS OF OPERATIONS
 Total revenue                                  $ 1,479             $  1,730
 Total expense                                    1,158                1,298
 Income before income taxes                         339                  476
 Net income                                         233                  293
 Earnings per common share

 Basic                                          $   .05             $    .08
 Weighted average common shares                   3,940                3,568

 Diluted                                        $   .04             $    .05
 Weighted average common shares plus
  convertible preferred stock, and options
  and warrants                                    5,893                5,421

EBITDA (2)                                         378                  511

BALANCE SHEET DATA
 Working capital                                $ 1,578             $  1,492
 Total assets                                   $ 3,616             $  3,845
 Shareholders' Equity                           $ 2,105             $  2,106

----------
(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees in paying license fees.
(2) "EBITDA" is earnings before interest expense, depreciation, amortization, taxes and repurchase of options. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting
     EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Rent-A-Wreck's reported EBITDA may not be comparable to similarly titled measures used by other companies.

SUBSEQUENT EVENTS

   On July 24, 2000, Kenneth A. Blum, Jr., President, exercised 100,000 options expiring June 30, 2003 to buy common stock at $1.00 per share. On the same day, William L. Richter, Vice Chairman, exercised 30,000 options and 54,000 warrants expiring June 30, 2003 to buy common stock at $1.00 and $1.15, respectively, per share, and Richter Investment Corp., an affiliate of Mr. Richter's, exercised 45,000 options and 81,000 warrants expiring June 30, 2003 to buy common stock at $1.00 and $1.15, respectively, per share.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

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


                         Rent-A-Wreck of America, Inc.
                                  (Registrant)


By:                                                             Date:


/s/ Mitra Ghahramanlou                                          August 7, 2000
--------------------------------
Mitra Ghahramanlou
Chief Accounting Officer


/s/ Kenneth L. Blum, Sr.                                        August 7, 2000
--------------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000


Exhibit No.                    Description
-----------                    -----------

   27                    Financial Data Schedule                 Filed herewith.