Form 10QSB
period 2000-09-30
RENT A WRECK OF AMERICA INC
filed 2000-11-14
CIK 763567

United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-14819


                          RENT-A-WRECK OF AMERICA, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             Delaware                                             95-3926056
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


10324 South Dolfield Drive, Owings Mills, MD                         21117
--------------------------------------------                      ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,495,496 shares as of October 26, 2000.

           Transitional Small Business Disclosure Format (Check One):
                               Yes [ ]   No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                        FORM 10-QSB - SEPTEMBER 30, 2000

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2000 and
          September 30, 2000 (Unaudited)                                     3-4

        Consolidated Statements of Operations for
          the Three and Six Month Periods ended September 30, 1999
          and 2000 (Unaudited)                                                 5

        Consolidated Statements of Cash Flows for the Six Months
          ended September 30, 1999 and 2000 (Unaudited)                        6

        Notes to Consolidated Financial Statements (Unaudited)              7-10

Item 2. Management's Discussion and Analysis or Plan of Operation          11-15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 2. Changes in Securities and Use of Proceeds                            16

Item 5. Other Information                                                    16

Item 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                   17

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   March 31,       September 30,
                                                                     2000               2000
                                                                  -----------       -----------
                                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents ..................................    $   701,808       $   647,181
  Restricted Cash ............................................        745,514           938,173
  Accounts Receivable, net of allowance for doubtful
   accounts of $829,253 and $835,606 at March 31, 2000
   and September 30, 2000, respectively:
     Continuing License Fees and Advertising Fees.............        365,462           443,860
     Current Portion of Notes Receivable .....................        416,002           521,175
     Current Portion of Direct Financing Leases...............          5,406             7,248
     Insurance Premiums Receivable ...........................             --            26,288
     Other ...................................................        305,685            69,696
  Prepaid Expenses and Other .................................        184,045           190,656
  Income Taxes Recoverable ...................................             --           683,097
  Deferred Taxes .............................................        614,541           373,541
                                                                  -----------       -----------

    TOTAL CURRENT ASSETS .....................................      3,338,463         3,900,915
                                                                  -----------       -----------
PROPERTY AND EQUIPMENT:
  Furniture ..................................................         99,399           103,458
  Computer Hardware and Software .............................        431,918           557,186
  Machinery and Equipment ....................................         98,172            98,577
  Leasehold Improvements .....................................         54,321            54,321
  Vehicles ...................................................        187,360           284,860
                                                                  -----------       -----------
                                                                      871,170         1,098,402
  Less:  Accumulated Depreciation and
         Amortization ........................................       (493,612)         (549,051)
                                                                  -----------       -----------

    NET PROPERTY AND EQUIPMENT ...............................        377,558           549,351
                                                                  -----------       -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated amortization
   of $132,035 and $142,156 at March 31, 2000 and
   September 30, 2000, respectively ..........................        193,666           193,652
  Long-term Portion of Notes and Direct Financing Lease
   Receivables, net of allowance of $3,000 and $15,863
   at March 31, 2000 and September 30, 2000, respectively.....         70,438            56,346
                                                                  -----------       -----------
                                                                      264,104           249,998
                                                                  -----------       -----------
    TOTAL ASSETS .............................................    $ 3,980,125       $ 4,700,264
                                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       March 31,   September 30,
                                                          2000          2000
                                                       ----------   ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ..........    $1,359,215    $  981,710
  Dividends Payable ..............................        22,100        22,100
  Insurance Financing Payable ....................            --       297,226
  Insurance Loss Reserves ........................       379,075       508,145
  Income Taxes Payable ...........................       338,550            --
                                                      ----------    ----------

    TOTAL CURRENT LIABILITIES ....................     2,098,940     1,809,181
                                                      ----------    ----------
LONG-TERM LIABILITIES:
  Deferred Tax Liability .........................        45,681        45,681
                                                      ----------    ----------
    TOTAL LONG-TERM LIABILITIES ..................        45,681        45,681
                                                      ----------    ----------
    TOTAL LIABILITIES ............................     2,144,621     1,854,862
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES ....................            --            --

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Series A Preferred Stock,
   $.01 par value; authorized 10,000,000 shares;
   issued and outstanding 1,105,000 shares at
   March 31, 2000 and at September 30, 2000
   (aggregate liquidation preference $884,000
   at March 31, 2000 and September 30, 2000)......        11,050        11,050
  Common Stock, $.01 par value; authorized
   25,000,000 shares; issued and outstanding
   3,568,217 shares at March 31, 2000 and
   4,495,496 shares at September 30, 2000 ........        35,682        44,955
  Additional Paid-In Capital .....................     1,423,181     2,310,776
  Retained Earnings ..............................       365,591       478,621
                                                      ----------    ----------

    TOTAL SHAREHOLDERS' EQUITY ...................     1,835,504     2,845,402
                                                      ----------    ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...    $3,980,125    $4,700,264
                                                      ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months                    Six Months
                                                    Ended September 30,             Ended September 30,
                                                ---------------------------     ---------------------------
                                                    1999            2000            1999           2000
                                                -----------     -----------     -----------     -----------
REVENUES:
  Initial License Fees .....................    $   362,000     $   422,952     $   724,001     $   791,452
  Continuing License Fees ..................        929,852       1,009,025       1,609,157       1,824,419
  Advertising Fees .........................        291,855         304,645         512,639         546,123
  Insurance Premiums .......................        227,402         322,880         403,251         580,249
  Other ....................................         54,932          45,488          96,154          92,424
                                                -----------     -----------     -----------     -----------
                                                  1,866,041       2,104,990       3,345,202       3,834,667
                                                -----------     -----------     -----------     -----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits ......................        230,745         211,678         469,682         466,143
  Advertising and Promotion ................        391,746         386,518         713,765         752,676
  Sales and Marketing Expenses .............        135,273         106,128         313,637         200,187
  General and Administrative Expenses.......        252,655         306,999         494,516         567,301
  Repurchase of Options ....................             --       1,234,560              --       1,234,560
  Underwriting Expenses ....................        180,124         303,654         325,078         589,744
  Depreciation & Amortization ..............         32,980          51,760          65,115          80,086
                                                -----------     -----------     -----------     -----------
                                                  1,223,523       2,601,297       2,381,793       3,890,697
                                                -----------     -----------     -----------     -----------
      OPERATING INCOME (LOSS) ..............        642,518        (496,307)        963,409         (56,030)

OTHER INCOME (EXPENSE)
  Interest Income ..........................         27,506          39,305          51,899          81,937
  Interest Expense .........................         (6,694)         (6,927)        (13,308)        (13,854)
                                                -----------     -----------     -----------     -----------
                                                     20,812          32,378          38,591          68,083
                                                -----------     -----------     -----------     -----------
      INCOME (LOSS) BEFORE INCOME
        TAX EXPENSE ........................        663,330        (463,929)      1,002,000          12,053

INCOME TAX (EXPENSE) BENEFIT ...............       (230,863)        328,427        (336,502)        145,177
                                                -----------     -----------     -----------     -----------
      NET INCOME (LOSS) ....................    $   432,467     $  (135,502)    $   665,498     $   157,230

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ..........................         22,400          22,100          45,000          44,200
                                                -----------     -----------     -----------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES .............    $   410,067     $  (157,602)    $   620,498     $   113,030
                                                -----------     -----------     -----------     -----------
EARNINGS (LOSS) PER COMMON SHARE
  Basic ....................................    $       .11     $      (.04)    $       .16     $       .03
                                                -----------     -----------     -----------     -----------
Weighted average common shares .............      3,943,543       3,824,186       3,941,985       3,696,901
                                                ===========     ===========     ===========     ===========

  Diluted ..................................    $       .07     $      (.04)    $       .11     $       .03
                                                -----------     -----------     -----------     -----------
Weighted average common shares plus
 convertible preferred stock, options
 and warrants...............................      6,106,494       3,824,186       5,999,891       5,411,681
                                                ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended September 30,
                                                                  ------------------------------
                                                                     1999              2000
                                                                  -----------       -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net income .................................................    $   665,498       $   157,230
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization ..........................         65,115            80,086
      Deferred income taxes ..................................        (53,847)          241,000
      Gain on disposal of property and equipment .............             --            (7,944)
      Provision for doubtful accounts ........................        101,641            19,216
  Changes in assets and liabilities:
      Accounts and notes receivable ..........................        291,421            19,164
      Prepaid expenses and other .............................          9,280            (6,611)
      Income taxes recoverable ...............................             --          (683,097)
      Accounts payable and accrued
        expenses .............................................         73,835          (377,505)
      Income taxes payable ...................................         59,652          (338,550)
      Insurance loss reserves ................................         81,584           129,070
                                                                  -----------       -----------

      Net cash provided by (used in) operating activities.....       1,294,179          (767,941)
                                                                   -----------       -----------

Cash flows from investing activities:
  (Increase) in restricted cash ..............................        (80,842)         (192,659)
  Proceeds from sale of property and equipment ...............             --            32,575
  Acquisition of property and equipment ......................        (57,554)         (266,387)
  Additions to intangible assets .............................         (9,988)          (10,107)
                                                                  -----------       -----------

      Net cash used in investing activities ..................       (148,384)         (436,578)
                                                                  -----------       -----------
Cash flow from financing activities:
  (Decrease) increase in insurance financing payable .........       (270,534)          297,226
  Net proceeds from exercise of stock options and warrants....             --           896,866
  Preferred dividends paid ...................................       (192,297)          (44,200)
                                                                  -----------       -----------

      Net cash (used in) provided by financing activities.....       (462,831)        1,149,892
                                                                  -----------       -----------
      Net increase (decrease) in cash and cash
         equivalents .........................................        682,964           (54,627)

Cash and cash equivalents at beginning of period .............        861,794           701,808
                                                                  -----------       -----------

Cash and cash equivalents at end of period ...................    $ 1,544,758       $   647,181
                                                                  -----------       -----------
Supplemental disclosure of cash flow information:
  Interest paid ..............................................    $    13,308       $    13,854
  Taxes paid .................................................    $   337,755       $   634,629

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

     The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations for the three and six month periods ended September 30, 1999 and 2000 and statements of cash flows for the six month periods ended September 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 Form 10-KSB and the Company's June 30, 2000 Form 10-QSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and six month periods ended September 30, 1999 and 2000 are not necessarily indicative of the results for a full year.

2. REPURCHASE OF STOCK OPTIONS

     On September 21, 2000, the Board of Directors authorized the repurchase of, and the Company entered into an agreement to repurchase, 957,721 options, held by affiliates, for an aggregate price of $1,234,560. The repurchase has been included in the consolidated statement of operations for the three and six month periods ended September 30, 2000.

3. INCOME TAXES

     Income tax liabilities and assets are recognized for the deferred tax consequences of temporary differences or carryforwards that will result in net taxable income or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes.

     The tax provision for the three and six month periods ended September 30, 2000 differs from that anticipated under statutory rates as a result of a permanent difference allowing the Company a deduction for compensation expense as a result of the exercise of options and warrants.

4. PREFERRED STOCK

     A quarterly preferred dividend of $22,100 was declared for the first quarter ended June 30, 2000 and it was paid on August 11, 2000. For the quarter ended September 30, 2000, the Company declared dividends on the Preferred Stock totaling $22,100 which are expected to be paid during the third quarter of the Company's fiscal year.

5.EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 1999 and 2000 is as follows:

                                         Three Months                   Six Months
                                     Ended September 30,            Ended September 30,
                                 ---------------------------     ------------------------
                                    1999            2000            1999          2000
                                 -----------     -----------     ----------    ----------
BASIC EPS COMPUTATION
 Net income (Loss) applicable
  to common and common
   equivalent shares ........    $   410,067     $  (157,602)    $  620,498    $  113,030

 Weighted average common
  shares ....................      3,943,543       3,824,186      3,941,985     3,696,901
                                 -----------     -----------     ----------    ----------

Basic EPS ...................    $       .11     $      (.04)    $      .16    $      .03
                                 ===========     ===========     ==========    ==========
DILUTED EPS COMPUTATION
 Net income (Loss) applicable
  to common and common
   equivalent shares ........    $   410,067     $  (157,602)    $  620,498    $  113,030
 Dividends on convertible
  preferred stock ...........         22,400          22,100         45,000        44,200
                                 -----------     -----------     ----------    ----------
                                     432,467        (135,502)       665,498       157,230
                                 -----------     -----------     ----------    ----------
 Weighted average common
  shares ....................      3,943,543       3,824,186      3,941,985     3,696,901
 Weighted average convertible
  preferred stock ...........      1,129,674              --      1,131,232     1,105,000
 Weighted average options
  and warrants ..............      1,033,277              --        926,674       609,780
                                 -----------     -----------     ----------    ----------
                                   6,106,494       3,824,186      5,999,891     5,411,681
                                 -----------     -----------     ----------    ----------

Diluted EPS .................    $       .07            (.04)    $      .11           .03
                                 ===========     ===========     ==========    ==========

     The incremental shares from assumed conversions of preferred stock, which amount to 1,105,000 for the three months ended September 30, 2000 are not included in computing the diluted per share amounts since inclusion of such shares would be anti-dilutive.

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

     Information by geographic area and industry segment is as follows:

                                                     Six Months     Six Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                         1999          2000
                                                         ----          ----
Net revenues from external customers
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $ 2,667,061     $ 2,998,051
 Vehicle Rental Franchises-Pricele$$-(U.S.) ....        257,601         258,659
 Corporate-(U.S.) ..............................         18,890           1,550
 Insurance-(U.S.) ..............................        401,650         576,407
 Insurance-(Bermuda) ...........................             --              --
                                                    -----------     -----------
                                                    $ 3,345,202     $ 3,834,667
Segment operating income (loss)
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $   966,327     $   354,566
 Vehicle Rental Franchises-Pricele$$-(U.S.) ....         54,068         (62,436)
 Corporate-(U.S.) ..............................        (38,542)        (42,919)
 Insurance-(U.S.) ..............................        (18,444)       (305,241)
 Insurance-(Bermuda) ...........................             --              --
                                                    -----------     -----------
                                                    $   963,409     $   (56,030)
                                                    ===========     ===========
Expenditures for segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $        --     $        --
 Vehicle Rental Franchises-Pricele$$-(U.S.) ....             --          94,464
 Corporate-(U.S.) ..............................         57,554         171,923
 Insurance-(U.S.) ..............................             --              --
 Insurance-(Bermuda) ...........................             --              --
                                                    -----------     -----------
                                                    $    57,554     $   266,387
                                                    ===========     ===========
Depreciation and amortization
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $     8,142     $     8,944
 Vehicle Rental Franchise-Pricele$$-(U.S.) .....          2,648          21,197
 Corporate-(U.S.) ..............................         54,325          49,945
 Insurance-(U.S.) ..............................             --              --
 Insurance-(Bermuda) ...........................             --              --
                                                    -----------     -----------
                                                    $    65,115     $    80,086
                                                    ===========     ===========

                                                     Six Months     Six Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                        1999           2000
                                                        ----           ----
Interest income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $    17,635     $    36,675
 Vehicle Rental Franchises-Pricele$$-(U.S.) ....          1,982           4,314
 Corporate-(U.S.) ..............................         11,336           5,612
 Insurance-(U.S.) ..............................             --          35,336
 Insurance-(Bermuda) ...........................         20,946              --
                                                    -----------     -----------
                                                    $    51,899     $    81,937
                                                    ===========     ===========
Interest expense
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $       377     $        --
 Vehicle Rental Franchise-Pricele$$-(U.S.) .....             --              12
 Corporate-(U.S.) ..............................              1              --
 Insurance-(U.S.) ..............................         12,930          13,842
 Insurance- (Bermuda) ..........................             --              --
                                                    -----------     -----------
                                                    $    13,308     $    13,854
                                                    ===========     ===========
Income taxes
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $   314,867     $  (145,177)
 Vehicle Rental Franchises-Pricele$$-(U.S.) ....         21,635              --
 Corporate-(U.S.) ..............................             --              --
 Insurance-(U.S.) ..............................             --              --
 Insurance-(Bermuda) ...........................             --              --
                                                    -----------     -----------
                                                    $   336,502     $  (145,177)
                                                    ===========     ===========

                                                         Year       Six Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                         1999          2000
                                                         ----          ----
Segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)..    $ 2,264,794     $ 2,543,899
 Vehicle Rental Franchises-Pricele$$-(U.S.) ....        388,517         390,066
 Corporate-(U.S.) ..............................        256,127         506,325
 Insurance-(U.S.) ..............................      1,062,789       1,252,076
 Insurance-(Bermuda) ...........................          7,898           7,898
                                                    -----------     -----------
                                                    $ 3,980,125     $ 4,700,264
                                                    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Priceless lines of business. For the quarter ended September 30, 2000, franchising operations comprised 85% of consolidated net revenues (87% in 1999) and 521% of consolidated operating income (106% in 1999).

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, increased by $152,915 (10%). Initial license fees increased by $60,952 (17%), continuing license fees increased by $79,173 (9%), and advertising fees increased by $12,790 (4%). These increases resulted primarily from the addition of new franchises and fleet growth at existing franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount of revenue, varies over the year, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends.

     Revenues from insurance premiums increased by $95,478 (42%) due to higher participation by the Company's franchisees and fleet growth at participating franchises in the Company's CAR Insurance program.

     Total operating expenses for both segments increased by $1,377,774 (113%) compared to the prior period. Sales and marketing expenses decreased by $29,145 (22%), which resulted primarily from a reduction in bad debt expense due to the Company's collection efforts. General and administrative expenses for both segments increased by $54,344 (22%), which resulted primarily from increased rent expense at the Company's new headquarters location and an increase in collection expense.

     Insurance underwriting expenses increased by $123,530 (69%) due to an increase in paid losses and loss reserves for unsettled claims in connection with higher participation by the Company's franchisees in its CAR Insurance program.

     On September 21, 2000, the Company entered into an agreement to repurchase 957,721 options for $1,234,560. These options were held by related parties.

     Depreciation and amortization expense increased by $18,780 (57%), which was primarily due to additional depreciation associated with the purchase of vehicles in the wheelchair van rental program and computer software and hardware.

     The Company realized an operating loss of $496,307, before taxes and interest, for the three-month period ended September 30, 2000 compared to operating income of $642,518 for the same period in the prior year, reflecting a decrease of $1,138,825 (177%). This decrease resulted primarily from the Company's repurchase of 957,721 options for $1,234,560, offset by an increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts. If the repurchase of options had not impacted the consolidated statement of operations for the three months ended September 30, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $738,253 in 2000 instead of an operating loss of $496,307, which would have been an increase versus 1999 of $95,735 (15%). Net income would have been $515,023 instead of a net loss of $135,502, basic earnings per share would have been $.13 instead of ($.04), and diluted earnings per share would have been $.10 instead of ($.04).

     Income tax expense for the quarter ended September 30, 2000 decreased by $559,290 (242%) compared to the three-month period ended September 30, 1999, resulting in an income tax benefit of $328,427 primarily due to the income tax benefit associated with the Company's repurchase of 957,721 options and the exercise of warrants and options for 927,279 shares of common stock.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     Net revenues increased by $489,465 (15%) for the six-month period ended September 30, 2000 compared to the same period in the prior year. This increase occurred due to a $67,451 (9%) increase in initial license fees, a $215,262(13%) increase in continuing license fees, a $33,484 (7%)increase in advertising fees, and a $176,998 (44%) increase in premium income associated with the new reinsurance program. These increases occurred for the same reasons as those for the three-month period documented above.

     Total operating expenses increased by $1,508,904 (63%) in this period compared to the same period in the prior year. Advertising and promotion expenses increased by $38,911 (5%), which resulted primarily from an increase in national advertising expense to promote the Company. Sales and marketing expenses decreased by $113,450 (36%), which resulted primarily from a reduction in bad debt expense due to the Company's collection efforts. Underwriting expenses increased by $264,666 (81%) due to an increase in paid losses and loss reserves for unsettled claims in connection with higher participation by the Company's franchisees. General and administrative expenses increased by $72,785 (15%), which resulted primarily from increased rent expense at the Company's new headquarters location and an increase in collection expense.

     Depreciation and amortization expense increased by $14,971 (23%) which was primarily due to additional depreciation associated with the purchase of vehicles and additional investment in computer software and hardware.

     The Company realized an operating loss of $56,030, before taxes and interest, for the six-month period ended September 30, 2000 as compared to operating income of $963,409 for the six month period ended September 30, 1999, reflecting a decrease of $1,019,439 (106%). This decrease resulted primarily from the Company's repurchase of 957,721 options for $1,234,560, offset by an increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts. If the repurchase of options had not impacted the Consolidated Statement of Earnings for the six months ended September 30, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $1,178,530 in 2000 instead of an operating loss of $56,030, which would have been an increase versus 1999 of $215,121 (22%). Net income would have been $807,276 instead of $157,230, basic earnings per share would have been $.21 instead of $.03, and diluted earnings per share would have been $.15 instead of $.03.

     Income tax expense for the six-month period ended September 30, 2000 decreased by $481,679 (143%) compared to the six-month period ended September 30, 1999 resulting in an income tax benefit of $145,177 due to the income tax benefit associated with the Company's repurchase of 957,721 options and the exercise of warrants and options for 927,279 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had working capital of $2,091,734 compared to $1,239,523 at March 31, 2000. This increase of $852,211 resulted primarily from the tax benefit realized by the Company associated with the repurchase of options and the exercise of warrants and stock options.

     In March 2000, the Company obtained a $1,000,000 letter of credit from Bank of America in connection with the Company's CAR Insurance subsidiary, and replaced its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 9.50% on October 26, 2000). For the quarter ended September 30, 2000, AIG has not drawn any funds from the letter of credit.

     The Company rents its office facilities under the terms of an operating lease with a related party. The monthly office facilities lease commitment was $9,290 at September 30, 2000.

     Property and equipment increased by $227,232 (26%) from March 31, 2000 to September 30, 2000. This increase occurred primarily due to the purchase of vehicles and computer software and hardware, partially offset by the sale of a vehicle in connection with the wheelchair van program.

     Cash used in operations for the six months ended September 30, 2000 was $767,941, resulting from the decrease in accounts payable and accrued expenses, a decrease in income taxes payable (which resulted in an increase in income taxes recoverable), an increase in prepaid expenses, partially offset by net income before depreciation plus the decrease in accounts and notes receivable and the increase in insurance loss reserves. Accounts payable and accrued expenses decreased primarily due to payment being made for the Company's repurchase of 500,000 options for $625,000 during the fiscal year ended March 31, 2000. The net change in the tax liability (which is now a recoverable income tax refund) is a result of taxes currently payable or recoverable, offset by taxes paid for the year ended March 31, 2001. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program and funds recovered from settlement of a lawsuit. Prepaid expense increased primarily due to additional promotional materials. Insurance loss reserves increased primarily due to an increase in unsettled claims associated with the increase in participation in the CAR Insurance program.

     Cash used in investing activities of $436,578 related primarily to the acquisition of vehicles and computer software, hardware, and an increase in restricted cash due to the Company's additional liability to the national advertising fund related to an increase in advertising fees, partially offset by the proceeds from the sale of one vehicle.

     Cash  provided  by  financing   activities   during  the  same  period  was
$1,149,892, resulting from an increase in insurance financing payable in connection with the CAR Insurance program and net proceeds from exercise of options and warrants, offset by the payment of preferred dividends.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2001 and for the foreseeable future.

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

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for the six month periods ended September 30, 1999 and 2000 and with respect to the balance sheets at September 30, 1999 and 2000.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                       Three Months Ended          Six Months Ended
                                          September 30,              September 30,
                                        1999         2000          1999         2000
                                      -------      --------       -------      -------
                                (in thousands except per share and number of franchises)
                                                   (Unaudited)

FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)              $15,498      $ 16,817       $26,819      $30,407

Number of Franchised locations            655           669           655          669

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                         $ 1,866      $  2,105       $ 3,345      $ 3,835

Operating expenses                      1,224         2,601         2,382        3,891

Income before income taxes            $   663      $   (464)      $ 1,002      $    12

Net income                                432          (136)          665          157

Earnings per common share

Basic                                 $   .11      $   (.04)      $   .16      $   .03
Weighted average common shares          3,944         3,824         3,942        3,697

Diluted                               $   .07      $   (.04)      $   .11      $   .03
Weighted average common
 shares plus convertible
  preferred stock, options
   and warrants                         6,106         3,824         6,000        5,412

EBITDA (2)                                703           839         1,080        1,351

                                                                 September 30,
                                                                1999       2000
                                                               ------     ------
                                                                  (Unaudited)
BALANCE SHEET DATA
Working capital                                                $1,978     $2,092
Total assets                                                   $4,304     $4,700
Shareholders' equity                                           $2,515     $2,845

     (1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees for use in calculating license fees.

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

ITEM 2. CHANGES IN SECURITIES

     On July 24, 2000, 175,000 options and 135,000 warrants were exercised at $1.00 and $1.15 by affiliates for 310,000 shares of common stock. On September 22, 2000, 617,279 options were exercised for 617,279 shares of common stock. These transactions were exempt under Rule 701 and Section 4(2). See also Item 5 below.

ITEM 5. OTHER INFORMATION

     During the quarter ended September 30, 2000, 927,279 options and warrants were exercised for 927,279 shares of the Company's common stock increasing total outstanding common shares from 3,568,217 to 4,495,496.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index following the Signatures page, which is incorporated herein by reference.

     (b) Rent-A-Wreck of America, Inc. filed one report on Form 8-K for the quarter ended September 30, 2000.

          1. Date September 21, 2000, reporting the repurchase of certain options and authorizing 1,000,000 share addition to the Company's ongoing share repurchase program.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Rent-A-Wreck of America, Inc.
     (Registrant)


     By:                                               Dated:

         /s/Mitra Ghahramanlou                                November 10, 2000
         ---------------------------------                    ------------------
         Mitra Ghahramanlou
         Chief Accounting Officer


         /s/ Kenneth L. Blum, Sr.                             November 10, 2000
         ---------------------------------                    ------------------
         Kenneth L. Blum, Sr.
         CEO and Chairman of the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK OF AMERICA, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000




EXHIBIT NO.       DESCRIPTION
-----------       -----------

    27            Financial Data Schedule                        Filed herewith.