Form 10QSB
period 2000-12-31
RENT A WRECK OF AMERICA INC
filed 2001-02-14
CIK 763567

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,435,496 shares as of February 6, 2001.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2000 and
        December 31, 2000 (Unaudited)                                      2-3

        Consolidated Statements of Earnings for the Three and
        Nine Month Periods ended December 31, 1999 and 2000 (Unaudited)      4

        Consolidated Statements of Cash Flows for the Nine Months
        ended December 31, 1999 and 2000 (Unaudited)                         5

        Notes to Consolidated Financial Statements (Unaudited)            6-10

     Item 2. Management's Discussion and Analysis or Plan of Operation     11-15

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                       18

     Item 4. Submission of Matters to a Vote of Security Holders             18

     Item 5. Other Information                                               19

     Item 6. Exhibits and Reports on Form 8-K                                19

Signatures                                                                   20

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            March 31,      December 31,
                                                                                              2000            2000
                                                                                           -----------     -----------
                                                                                           (Unaudited)
CURRENT ASSETS:
 Cash and Cash Equivalents ............................................................   $   701,808     $   554,715
 Restricted Cash ......................................................................       745,514         932,021
 Accounts Receivable, net of allowance for doubtful accounts of $829,253 and $868,854 at March 31, 2000 and December 31, 2000, respectively:
  Continuing License Fees and Advertising Fees ........................................       365,462         457,939
  Current Portion of Notes Receivable .................................................       416,002         502,311
  Current Portion of Direct Financing Leases ..........................................         5,406          10,734
  Insurance Premiums Receivable .......................................................            --           8,760
  Other ...............................................................................       305,685          65,093
 Prepaid Expenses and Other ...........................................................       184,045         192,652
 Income Taxes Recoverable .............................................................            --         594,630
 Deferred Taxes .......................................................................       614,541         388,460
                                                                                          -----------     -----------

      TOTAL CURRENT ASSETS ............................................................     3,338,463       3,707,315
                                                                                          -----------     -----------
PROPERTY AND EQUIPMENT:
 Furniture ............................................................................        99,399         109,434
 Computer Hardware and Software .......................................................       431,918         594,407
 Machinery and Equipment ..............................................................        98,172          98,576
 Leasehold Improvements ...............................................................        54,321          59,564
 Vehicles .............................................................................       187,360         299,529
                                                                                          -----------     -----------
                                                                                              871,170       1,161,510

 Less: Accumulated Depreciation and Amortization ......................................      (493,612)       (587,034)
                                                                                          -----------     -----------

      NET PROPERTY AND EQUIPMENT ......................................................       377,558         574,476
                                                                                          -----------     -----------
OTHER ASSETS:
 Intangible Assets, net of accumulated amortization of $132,035 and
  $147,461 at March 31, 2000 and December 31, 2000, respectively ......................       193,666         193,412
 Long-term Portion of Notes and Direct Financing Lease Receivables, net of
  allowance of $3,000 and $0 at March 31, 2000 and December 31, 2000, respectively.....        70,438          69,278
                                                                                          -----------     -----------
                                                                                              264,104         262,690
                                                                                          -----------     -----------

      TOTAL ASSETS ....................................................................   $ 3,980,125     $ 4,544,481
                                                                                          ===========     ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    March 31,      December 31,
                                                                                      2000            2000
                                                                                   ----------      ----------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .......................................    $1,359,215      $  967,592
  Dividends Payable ...........................................................        22,100          22,100
  Insurance Financing Payable .................................................            --         119,574
  Insurance Loss Reserves .....................................................       379,075         490,913
  Income Taxes Payable ........................................................       338,550              --
                                                                                   ----------      ----------

      TOTAL CURRENT LIABILITIES ...............................................     2,098,940       1,600,179
                                                                                   ----------      ----------
LONG-TERM LIABILITIES:
  Deferred Tax Liability ......................................................        45,681          45,681
                                                                                   ----------      ----------

      TOTAL LONG-TERM LIABILITIES .............................................        45,681          45,681
                                                                                   ----------      ----------

      TOTAL LIABILITIES .......................................................     2,144,621       1,645,860
                                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES .................................................            --              --

SHAREHOLDERS' EQUITY:
  Convertible  Cumulative Series A Preferred Stock, $.01 par value;
   authorized 10,000,000 shares; issued and outstanding 1,105,000 shares at March 31, 2000 and at December 31, 2000 (aggregate liquidation
   preference $884,000 at March 31, 2000 and December 31, 2000) ...............        11,050          11,050
  Common Stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 3,568,217 shares at March 31, 2000 and 4,435,496 shares at
   December 31, 2000 ..........................................................        35,682          44,355
  Additional Paid-In Capital ..................................................     1,423,181       2,211,154
  Retained Earnings ...........................................................       365,591         632,062
                                                                                   ----------      ----------

    TOTAL SHAREHOLDERS' EQUITY ................................................     1,835,504       2,898,621
                                                                                   ----------      ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................    $3,980,125      $4,544,481
                                                                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                          Three Months                   Nine Months
                                                                        Ended December 31,            Ended December 31,
                                                                    -------------------------     -------------------------
                                                                       1999           2000           1999           2000
                                                                    ----------     ----------     ----------     ----------
REVENUES:
  Initial License Fees .........................................    $  152,002     $  154,500     $  876,003     $  945,952
  Continuing License Fees ......................................       702,519        756,747      2,311,676      2,581,166
  Advertising Fees .............................................       221,159        229,936        733,798        776,059
  Insurance premiums ...........................................       230,818        297,756        634,069        878,005
  Wheelchair van rentals .......................................         6,597         20,285         18,578         40,974
  Other ........................................................        42,281         45,931        126,454        117,666
                                                                    ----------     ----------     ----------     ----------
                                                                     1,355,376      1,505,155      4,700,578      5,339,822
                                                                    ----------     ----------     ----------     ----------
EXPENSES:
  Salaries, Consulting Fees and Employee Benefits ..............       204,643        217,890        689,325        684,033
  Advertising and Promotion ....................................       323,366        325,556      1,037,131      1,078,232
  Sales and Marketing Expenses .................................       110,168        105,453        423,805        305,640
  General and Administrative Expenses ..........................       309,349        310,259        788,865        877,560
  Repurchase of Options ........................................            --             --             --      1,234,560
  Underwriting Expenses ........................................       180,635        236,162        505,713        825,906
  Depreciation & Amortization ..................................        35,052         44,475        100,167        124,561
                                                                    ----------     ----------     ----------     ----------
                                                                     1,163,213      1,239,795      3,545,006      5,130,492
                                                                    ----------     ----------     ----------     ----------

      OPERATING INCOME .........................................       192,163        265,360      1,155,572        209,330

OTHER INCOME (EXPENSE)
  Interest Income ..............................................        26,767         27,471         78,685        109,408
  Interest Expense .............................................        (6,694)        (6,936)       (20,021)       (20,790)
                                                                    ----------     ----------     ----------     ----------
                                                                        20,073         20,535         58,664         88,618
                                                                    ----------     ----------     ----------     ----------

      INCOME BEFORE INCOME TAX EXPENSE .........................       212,236        285,895      1,214,236        297,948
                                                                    ----------     ----------     ----------     ----------

INCOME TAX (EXPENSE) BENEFIT ...................................       (56,741)      (110,354)      (393,243)        34,823
                                                                    ----------     ----------     ----------     ----------

      NET INCOME ...............................................    $  155,495     $  175,541     $  820,993     $  332,771

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK ............        22,400         22,100         67,400         66,300
                                                                    ----------     ----------     ----------     ----------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT SHARES....    $  133,095     $  153,441     $  753,593     $  266,471
                                                                    ----------     ----------     ----------     ----------
EARNINGS PER COMMON SHARE
  Basic ........................................................    $      .04     $      .03     $      .20     $      .07
                                                                    ----------     ----------     ----------     ----------
  Weighted average common shares ...............................     3,783,652      4,486,366      3,889,015      3,961,013
                                                                    ==========     ==========     ==========     ==========

  Diluted ......................................................    $      .03     $      .03     $      .14     $      .06
                                                                    ----------     ----------     ----------     ----------
Weighted average common shares plus convertible
 preferred stock, options and warrants..........................     5,962,235      5,593,517      5,987,134      5,473,250
                                                                    ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended December 31,
                                                                    ------------------------------
                                                                        1999              2000
                                                                    -----------        -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
 Net income .....................................................   $   820,993       $   332,771
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization ...............................       100,167           124,561
    Deferred income taxes .......................................       (79,030)          226,081
    Gain on disposal of property and equipment ..................            --            (8,090)
    Provision for doubtful accounts .............................       185,697            36,601
 Changes in assets and liabilities:
    Accounts and notes receivable ...............................       222,407            21,037
    Prepaid expenses ............................................        15,788            (8,607)
    Income taxes recoverable ....................................            --          (594,630)
    Accounts payable and accrued expenses .......................       (38,808)         (391,623)
    Income taxes payable ........................................        56,480          (338,550)
    Insurance loss reserves .....................................       151,444           111,838
                                                                    -----------       -----------

        Net cash provided by (used in) operating activities......     1,435,138          (488,611)
                                                                    -----------       -----------
Cash flows from investing activities:
  (Increase) in restricted cash .................................        (8,501)         (186,507)
  Proceeds from sale of property and equipment ..................            --            32,620
  Acquisition of property and equipment .........................      (121,763)         (339,340)
  Additions to intangible assets ................................       (16,162)          (15,173)
                                                                    -----------       -----------

        Net cash used in investing activities ...................      (146,426)         (508,400)
                                                                    -----------       -----------
Cash flow from financing activities:
  (Decrease) increase in insurance financing payable ............      (447,024)          119,574
  Net proceeds from exercise of stock options and warrants.......            --           896,866
  Retirement of common stock ....................................      (790,000)         (100,222)
  Preferred dividends paid ......................................      (214,697)          (66,300)
                                                                    -----------       -----------

        Net cash (used in) provided by financing activities......    (1,451,721)          849,918
                                                                    -----------       -----------
        Net (decrease) increase in cash and cash equivalents.....      (163,009)         (147,093)

Cash and cash equivalents at beginning of period ................       861,794           701,808
                                                                    -----------       -----------

Cash and cash equivalents at end of period ......................   $   698,785       $   554,715
                                                                    -----------       -----------
Supplemental disclosure of cash flow information:
  Interest paid .................................................   $    20,021       $    20,790
  Taxes paid ....................................................   $   419,433       $   670,993

   The accompanying notes are an integral part of these financial statements.

            RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000

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

     The consolidated balance sheet as of December 31, 2000, and the consolidated statements of earnings for the three and nine month periods ended December 31, 1999 and 2000 and statements of cash flows for the nine month periods ended December 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 Form 10-KSB filed with the Securities and Exchange Commission. The interim results of operations for the three and nine month periods ended December 31, 1999 and 2000 are not necessarily indicative of the operating results for the full fiscal year.

2. REPURCHASE OF STOCK OPTIONS

     On September 21, 2000, the Board of Directors authorized the repurchase of, and the Company entered into an agreement to repurchase, 957,721 options, held by affiliates, for an aggregate price of $1,234,560. The repurchase has been included in the consolidated statement of earnings for the nine month period ended December 31, 2000 and resulted in compensation expense of $1,234,560. As of December 31, 2000, the Company had outstanding and exercisable options for the purchase of 35,000 shares of its common stock at an exercise price of $1.64.

3. INCOME TAXES

     Income tax liabilities and assets are recognized for the deferred tax consequences of temporary differences or carryforwards that will result in net taxable income or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes.

     The tax provision for the three and nine month periods ended December 31, 2000 differs from that anticipated under statutory rates as a result of a permanent difference allowing the Company a deduction for compensation expense as a result of the exercise of options and warrants.


4. PREFERRED STOCK

     During the nine months ended December 31, 2000, the Company has declared dividends on preferred stock totaling $66,300, of which $44,200 has been paid.

5. NEW ACCOUNTING STANDARD

     NEW  ACCOUNTING  PRONOUNCEMENTS  - In December  1999,  the  Securities  and
Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the fourth quarter of fiscal 2001 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB No. 20, "Accounting Changes". Management of the Company estimates that the implementation of SAB 101 will have the effect of reducing earnings and recording deferred revenue of approximately $149,000 for the fiscal year ending March 31, 2001.

     This change relates to recognition of initial fees from sales of new franchises. SAB 101 requires the Company to recognize such fees over the average expected life of the initial license.

6. EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of stock options, warrants and convertible preferred stock. The dilutive effect of dilutive common share equivalents determined using the Treasury Stock Method based on the Company's average stock price.

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 1999 and 2000 is as follows:

                                                            Three Months               Nine Months
                                                         Ended December 31,         Ended December 31,
                                                     ------------------------    ------------------------
                                                        1999          2000          1999          2000
                                                     ----------    ----------    ----------    ----------
BASIC EPS COMPUTATION

 Net income (Loss) applicable to common and
  common equivalent shares........................   $  133,095    $  153,441    $  753,593    $  266,471

 Weighted average common shares ..................    3,783,652     4,486,366     3,889,015     3,961,013
                                                     ----------    ----------    ----------    ----------

Basic EPS ........................................   $      .04    $      .03    $      .20    $      .07
                                                     ==========    ==========    ==========    ==========
DILUTED EPS COMPUTATION

 Net income (Loss) applicable to common and
  common equivalent shares........................   $  133,095    $  153,441    $  753,593    $  266,471
 Dividends on convertible preferred stock ........       22,400        22,100        67,400        66,300
                                                     ----------    ----------    ----------    ----------
                                                        155,495       175,541       820,993       332,771
                                                     ----------    ----------    ----------    ----------
 Weighted average common shares ..................    3,783,652     4,486,366     3,889,015     3,961,013
 Effect of the conversion of preferred stock .....    1,120,000     1,105,000     1,127,475     1,105,000

 Options and warrants ............................    1,058,583         2,151       970,644       407,237
                                                     ----------    ----------    ----------    ----------
                                                      5,962,235     5,593,517     5,987,134     5,473,250
                                                     ----------    ----------    ----------    ----------

Diluted EPS ......................................   $      .03           .03    $      .14           .06
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

     Information by geographic area and industry segment is as follows:

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                        1999            2000
                                                    -----------     -----------
Net revenues from external customers
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $ 3,687,372     $ 4,047,424
 Vehicle Rental Franchises-Pricele$$-(U.S.)             359,836         412,843
 Corporate-(U.S.)                                        20,902           1,550
 Insurance-(U.S.)                                       632,468         878,005
 Insurance-(Bermuda)                                         --              --
                                                    -----------     -----------
                                                    $ 4,700,578     $ 5,339,822
                                                    ===========     ===========
Segment operating income (loss)
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $ 1,240,175     $   668,679
 Vehicle Rental Franchises-Pricele$$-(U.S.)              12,591         (58,513)
 Corporate-(U.S.)                                       (69,832)        (47,204)
 Insurance-(U.S.)                                       (27,362)       (353,632)
 Insurance-(Bermuda)                                         --              --
                                                    -----------     -----------
                                                    $ 1,155,572     $   209,330
                                                    ===========     ===========
Expenditures for segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $        --     $        --
 Vehicle Rental Franchises-Pricele$$-(U.S.)              77,504         108,383
 Corporate-(U.S.)                                        44,259         230,957
 Insurance-(U.S.)                                            --              --
 Insurance-(Bermuda)                                         --              --
                                                    -----------     -----------
                                                    $   121,763     $   339,340
                                                    ===========     ===========

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                     December 31,   December 31,
                                                         1999           2000
                                                     -----------    -----------
Depreciation and amortization
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)         $  12,467     $  13,469
 Vehicle Rental Franchise-Pricele$$-(U.S.)                 9,143        28,218
 Corporate-(U.S.)                                         78,557        82,874
 Insurance-(U.S.)                                             --            --
 Insurance-(Bermuda)                                          --            --
                                                       ---------     ---------
                                                       $ 100,167     $ 124,561
                                                       =========     =========
Interest income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)         $  27,861     $  45,817
 Vehicle Rental Franchises-Pricele$$-(U.S.)                2,682         5,243
 Corporate-(U.S.)                                         18,255         7,078
 Insurance-(U.S.)                                          6,264        51,000
 Insurance-(Bermuda)                                      23,623           270
                                                       ---------     ---------
                                                       $  78,685     $ 109,408
                                                       =========     =========
Interest expense
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)         $     397     $      15
 Vehicle Rental Franchise-Pricele$$-(U.S.)                    --            12
 Corporate-(U.S.)                                              1            --
 Insurance-(U.S.)                                         19,623        20,763
 Insurance- (Bermuda)                                         --            --
                                                       ---------     ---------
                                                       $  20,021     $  20,790
                                                       =========     =========
Income tax expense (benefit)
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)         $ 387,346     $ (34,823)
 Vehicle Rental Franchises-Pricele$$-(U.S.)                5,897            --
 Corporate-(U.S.)                                             --            --
 Insurance-(U.S.)                                             --            --
 Insurance-(Bermuda)                                          --            --
                                                       ---------     ---------
                                                       $ 393,243     $ (34,823)
                                                       =========     =========

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                       March 31,    December 31,
                                                         1999          2000
                                                      -----------   -----------
Segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)         $2,264,794    $2,367,920
 Vehicle Rental Franchises-Pricele$$-(U.S.)               388,517       496,805
 Corporate-(U.S.)                                         256,127       540,777
 Insurance-(U.S.)                                       1,062,789     1,130,811
 Insurance-(Bermuda)                                        7,898         8,168
                                                       ----------    ----------
                                                       $3,980,125    $4,544,481
                                                       ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1999

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Priceless lines of business.

     Revenue from franchising operations, which includes initial license fees, continuing license fees and advertising fees, increased by $65,503 (6%). Initial license fees increased by $2,498 (2%), continuing license fees increased by $54,228 (8%), and advertising fees increased by $8,777 (4%). These increases resulted primarily from the addition of new franchises and fleet growth at existing franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount of revenue, varies over the year, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends.

     Revenues from insurance premiums increased by $66,938 (29%) due to higher participation by the Company's franchisees and fleet growth at participating franchises in the Company's CAR Insurance program.

     Revenues from wheelchair van rentals increased by $13,688 (207%) due to additional vehicles purchased by the Company in connection with the wheelchair van program.

     Total operating expenses increased by $76,582 (7%) compared to the prior period. This increase resulted primarily from the increase in salary expense and insurance underwriting expenses. Salary expense for both segments increased by $13,247 (6%) primarily as a result of hiring additional employees in response to the growth of the Company. Insurance underwriting expenses increased by $55,527 (31%) due to an increase in paid losses and loss reserves for unsettled claims in connection with higher participation by the Company's franchisees in its CAR insurance program.

     Depreciation and amortization expense increased by $9,423 (27%), which was primarily due to additional depreciation associated with the purchase of additional vehicles in the wheelchair van rental program and computer software and hardware.

     The Company realized operating income of $265,360, before taxes and interest, for the three-month period ended December 31, 2000 compared to operating income of $192,163 for the same period in the prior year, reflecting an increase of $73,197 (38%). This increase resulted primarily from an increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts, an increase in insurance premiums due to higher participation by the Company's franchisees and fleet growth at participating franchises in the Company's CAR insurance program, and an increase in the wheelchair van rental program which is on a limited, test basis, in the immediate area of the Company's headquarters in Maryland and at the location of one of the Company's franchisees in Florida.

     Income tax expense for the quarter ended December 31, 2000 increased by $53,613 (94%) compared to the three-month period ended December 31, 1999 due to higher pre-tax earnings.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Priceless lines of business. For the nine-month period ended December 31, 2000, the franchising operations segment comprised 84% of consolidated net revenues (86% in the comparable 1999 quarter).

     Net revenues increased by $639,244 (14%) for the nine-month period ended December 31, 2000 compared to the same period in the prior year. This increase occurred due to a $69,949 (8%) increase in initial license fees, a $269,490(12%) increase in continuing license fees, a $42,261 (6%)increase in advertising fees, a $243,936 (38%) increase in premium income associated with the reinsurance program, and a $22,396 (121%) increase in rental income in connection with the wheelchair van program. These increases occurred for the same general reasons as those for the three-month period documented above.

     Total operating expenses increased by $1,585,486 (45%) in this period compared to the same period in the prior year. Advertising and promotion expenses increased by $41,101 (4%), which resulted primarily from an increase in advertising expense to promote the Company. Sales and marketing expenses decreased by $118,165 (39%), which resulted primarily from a reduction in bad debt expense due to the Company's collection efforts. General and administrative expenses increased by $88,695 (11%), which resulted primarily from an increase in rent expense at the Company's new headquarters location and an increase in legal fees and amounts paid for collection expense. Underwriting expenses increased by $320,193 (63%) due to an increase in paid losses and loss reserves for unsettled claims in connection with higher participation by the Company's franchisees in this program.

     Depreciation and amortization expense increased by $24,394 (24%) which was primarily due to additional depreciation associated with the purchase of vehicles and additional investment in computer software and hardware.

     On September 21, 2000, the Company entered into an agreement to repurchase 957,721 options for $1,234,560. These options were held by related parties and resulted in the Company's recognition of additional compensation expense of $1,234,560.

     The Company realized operating income of $209,330, before taxes and interest, for the nine-month period ended December 31, 2000 as compared to operating income of $1,155,572 for the nine month period ended December 31, 1999, reflecting a decrease of $946,242 (82%). This decrease resulted primarily from the Company's repurchase of 957,721 options for $1,234,560, offset by an increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts. If the repurchase of options had not impacted the Consolidated Statement of Earnings for the nine months ended December 31, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $1,443,890 in 2000 instead of operating income of $209,330, which would have been an increase versus the comparable period in 1999 of $288,318 (25%). Net income would have been $982,819 instead of $332,771, basic earnings per share would have been $.25 instead of $.07, and diluted earnings per share would have been $.18 instead of $.03.

     Income tax expense for the nine-month period ended December 31, 2000 decreased by $428,066 (109%) compared to the nine-month period ended December 31, 1999 resulting in an income tax benefit of $34,823 due to the income tax benefit associated with the Company's repurchase of 957,721 options and the exercise of warrants and options for 927,279 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had working capital of $2,107,136 compared to $1,239,523 at March 31, 2000. This increase of $867,613 resulted primarily from the net profit earned during the nine-month period ended December 31, 2000, and the cash proceeds and tax benefit realized by the Company associated with the repurchase of options and the exercise of warrants and stock options.

     In March 2000, the Company obtained a $1,000,000 letter of credit from Bank of America in connection with the Company's CAR Insurance subsidiary and replaced its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 9% on January 26, 2001). For the quarter ended December 31, 2000, AIG did not draw any funds from the letter of credit.

     The Company rents its office facilities under the terms of an operating lease with a related party. The monthly office facilities lease commitment was $9,722 at December 31, 2000.

     Property and equipment increased by $290,340 (33%) from March 31, 2000 to December 31, 2000. This increase occurred primarily due to the purchase of vehicles and computer software and hardware, partially offset by the sale of a vehicle in connection with the wheelchair van program.

     Cash used in operations for the nine months ended December 31, 2000 was $488,611, resulting from the decrease in accounts payable and accrued expenses, a decrease in income taxes payable (which resulted in an increase in income taxes recoverable), an increase in prepaid expenses, partially offset by net income before depreciation plus the decrease in accounts and notes receivable and the increase in insurance loss reserves. Accounts payable and accrued expenses decreased primarily due to payment being made for the Company's repurchase of 500,000 options for $625,000 during the fiscal year ended March 31, 2000. The net change in the tax liability (which is now a recoverable income tax refund) is a result of taxes currently payable or recoverable, offset by taxes paid for the year ended March 31, 2001. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program and funds recovered from settlement of a lawsuit. Prepaid expense increased primarily due to additional promotional materials. Insurance loss reserves increased primarily due to an increase in the number of claims associated with the increased participation in the CAR insurance program.

     Cash used in investing activities of $508,400 related primarily to the acquisition of vehicles and computer software, hardware, and an increase in restricted cash due to the Company's additional liability to the national advertising fund related to an increase in advertising fees, partially offset by the proceeds from the sale of one vehicle.

     Cash provided by financing activities during the same period was $849,918, resulting from an increase in insurance financing payable in connection with the CAR insurance program and net proceeds from exercise of options and warrants, offset by the payment of preferred dividends and buyback of common stock.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2001 and for the foreseeable future.

     NEW  ACCOUNTING  PRONOUNCEMENTS  - In December  1999,  the  Securities  and
Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the fourth quarter of fiscal 2001 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB No. 20, "Accounting Changes". Management of the Company estimates that the implementation of SAB 101 will have the effect of reducing earnings and recording deferred revenue of approximately $149,000 for the fiscal year ending March 31, 2001.

     This change relates to recognition of initial fees from sales of new franchises. SAB 101 requires the Company to recognize such fees over the average expected life of the initial license.

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

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for the nine month periods ended December 31, 1999 and 2000 and with respect to the balance sheets at December 31, 1999 and 2000.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                             Three Months             Nine Months
                                           Ended December 31,      Ended December 31,
                                          -------------------      ------------------
                                             1999      2000          1999        2000
                                          --------   --------      --------   --------
                                     (in thousands except per share and number of franchises)
                                                            (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)                   $11,709    $12,612       $38,528    $43,019
Number of Franchised locations                 667        677           667        677

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                              $ 1,355    $ 1,505       $ 4,701    $ 5,340
Operating expenses                           1,163      1,240         3,545      5,130
Income before income taxes                 $   212    $   286       $ 1,214    $   298
Net income                                     155        176           821        333

Earnings per common share
  Basic                                    $   .04    $   .03       $   .20    $   .07
  Weighted average common shares             3,784      4,486         3,889      3,961

  Diluted                                  $   .03    $   .03       $   .14    $   .06
  Weighted average common shares plus
   convertible preferred stock, options
   and warrants                              5,962      5,593         5,987      5,473

EBITDA (2)                                     254        337         1,334      1,688

                                                        December 31,
                                                    --------------------
                                                     1999         2000
                                                    -------      -------
                                                        (Unaudited)
BALANCE SHEET DATA
Working capital                                     $ 1,308      $ 2,107
Total assets                                        $ 3,425      $ 4,544
Shareholders' equity                                $ 1,858      $ 2,899

p
(1) The franchisees' revenue data have been derived from unaudited reports provided by franchisees for use in calculating license fees.
(2) "EBITDA" is earnings before interest expense, depreciation, amortization, taxes and repurchase of options. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting
     EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Rent-A-Wreck's reported EBITDA may not be comparable to similarly titled measures used by other companies.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On July 24, 2000, 175,000 options and 135,000 warrants were exercised at $1.00 and $1.15 by affiliates. On September 22, 2000, 617,279 options were exercised at $1.00 by affiliates. These transactions were exempt under Rule 701 and
Section 4(2) of the Securities Act. On December 18, 2000, the Company bought back and retired 60,000 shares of its common stock from non-affiliates. See also
Item 5 below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 2000 Annual Meeting of Stockholders of the Company was held on November 2, 2000.

     (b) The following persons were reelected as all of the directors of the Company at the Annual Meeting for a one-year term (or until replaced):

                                                          Withheld      Broker
                                                For       Authority    Non-Votes
                                             ---------    ---------    ---------
Class I directors (elected by holders
of common stock):    Kenneth L. Blum, Sr.    3,121,542      19,855         --
                     Kenneth L. Blum, Jr.    3,121,542      19,855         --

Class II directors (elected by holders
of preferred stock): Alan L. Aufzien         1,070,625          --         --
                     William L. Richter      1,070,625          --         --
                     Thomas Volpe            1,070,625          --         --

     (c) In addition, the Company's option plan was approved:


Adoption of the Company's Stock Option Plan:

Common Stock:                                3,015,826       97,055    28,516
Preferred Stock:                             1,050,000       20,625        --

ITEM 5. OTHER INFORMATION

     During the quarter ended September 30, 2000, 927,279 options and warrants were exercised for 927,279 shares of the Company's common stock, increasing total outstanding common stock from 3,568,217 to 4,495,496. During the quarter ended December 31, 2000, the Company bought back 60,000 shares of its common stock, reducing total outstanding common stock from 4,495,496 to 4,435,496.


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

Rent-A-Wreck of America, Inc.
(Registrant)

By:                                       Date:


/s/ Mitra Ghahramanlou                    February 10, 2001
-----------------------------------
Mitra Ghahramanlou
Chief Accounting Officer


/s/ Kenneth L. Blum, Sr.                  February 10, 2001
-----------------------------------
Kenneth L. Blum, Sr.
CEO and Chairman of the Board