Form 10QSB/A
period 2000-12-31
RENT A WRECK OF AMERICA INC
filed 2001-02-21
CIK 763567

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

     The Registrant amends Part I, Item 2 to correct an incorrect reference to $.03 diluted earnings per share on page 13 and change it to $.06. This amendment updates the information in the press release dated February 15, 2001.

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

     The Company realized operating income of $209,330, before taxes and interest, for the nine-month period ended December 31, 2000 as compared to operating income of $1,155,572 for the nine month period ended December 31, 1999, reflecting a decrease of $946,242 (82%). This decrease resulted primarily from the Company's repurchase of 957,721 options for $1,234,560, offset by an increase in initial license fees and continuing license fees due to the addition of new franchises, fleet growth at existing franchises and the Company's improved collection efforts and collection of previously reserved accounts. If the repurchase of options had not impacted the Consolidated Statement of Earnings for the nine months ended December 31, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $1,443,890 in 2000 instead of operating income of $209,330, which would have been an increase versus the comparable period in 1999 of $288,318 (25%). Net income would have been $982,819 instead of $332,771, basic earnings per share would have been $.25 instead of $.07, and diluted earnings per share would have been $.18 instead of $.06.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rent-A-Wreck of America, Inc.
(Registrant)

By:                                       Date:


/s/ Mitra Ghahramanlou                    February 21, 2001
-----------------------------------
Mitra Ghahramanlou
Chief Accounting Officer