Form 10KSB40
period 2001-03-31
RENT A WRECK OF AMERICA INC
filed 2001-07-13
CIK 763567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                           Commission File No. 0-14819


                          RENT-A-WRECK OF AMERICA, INC.
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                              95-3926056
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

10324 South Dolfield Road, Owings Mills, MD                         21117
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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $6,846,345

     4,385,496 shares of common stock were outstanding as of June 8, 2001.

     Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the high and low price of the Common Stock on the Nasdaq SmallCap Market, was approximately $4.6 million on June 8, 2001. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The following documents are incorporated by reference and made a part of the Form 10-KSB:

                                      None

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1. Description of Business.............................................  1

Item 2. Description of Property.............................................  7

Item 3. Legal Proceedings...................................................  7

Item 4. Submission of Matters to a Vote of Security Holders.................  7

Part II

Item 5. Market for the Common Equity and Related Stockholder Matters........  8

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 10

Item 7. Financial Statements................................................ 18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 45

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................. 45

Item 10. Executive Compensation............................................. 47

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 49

Item 12. Certain Relationships and Related Transactions..................... 51

Item 13. Exhibits and Reports on Form 8-K................................... 51

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Rent-A-Wreck of America, Inc. (the "Company") was incorporated in Delaware on October 12, 1983. The Company conducts its operations primarily through its wholly owned subsidiary, Bundy American Corporation ("Bundy"), and Bundy's subsidiary Priceless Rent-A-Car, Inc. ("Priceless"). Bundy was incorporated in California on April 22, 1977 and redomesticated in Maryland effective March 29, 1996. Priceless was incorporated in Maryland on September 30, 1999. The Company markets and administers the Rent-A-Wreck (R) and PRICELE$$ (R) vehicle rental franchise programs and related services. The Company's franchisees, in aggregate, operate one of the largest used vehicle rental fleets in the nation, offering rentals of cars, trucks and vans at rates that management believes are generally less than those charged by national new car rental companies. The Company also formed a new subsidiary, Consolidated American Rental Insurance Company, Ltd ("CAR Insurance") on March 1, 1997 to offer automobile liability and physical damage reinsurance to its franchisees. The Company also has franchisees in Europe. Reference to the "Company" includes Rent-A-Wreck of America, Inc. and its subsidiaries unless the context otherwise requires.

THE FRANCHISE PROGRAM

     The Company sells to qualified persons the right to operate a Rent-A-Wreck or PRICELE$$ franchise, or both, for renting and leasing used motor vehicles (automobiles, vans and trucks) to the general public. The franchisees who participate in the PRICELE$$ used vehicle rental franchise program are required by the Company to meet higher standards than the Rent-A-Wreck program, such as utilizing vehicles that are less than three years old. As of March 31, 2001, 158 of the Company's 669 franchisees were participating in the Priceless program. The Company believes the PRICELE$$ name appeals to a different clientele and therefore compliments the Rent-A-Wreck program. The Company offers each franchisee territory rights in which the Company will not open another franchise. Franchisees purchase the right to use certain of the Company's resources, experience and knowledge in connection with the operation of the business for a specified period of time, typically ten years. The franchisee utilizes the Company's systems, methods, specifications, standard operating procedures, guidance, and trade and service marks. When the Company sells a franchise, it charges an initial franchise fee relating to the start-up services performed by the Company. The Company may finance the initial fee over a period not to exceed twelve months based on the creditworthiness of the franchisee. Additionally, franchisees are required to pay the Company monthly royalties and contribute to the national advertising fund. These fees vary according to the Company's franchisees' fleet size or gross revenues.

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

     CAR Insurance, which is domiciled in Bermuda and a subsidiary of the Company, offers automobile liability and physical damage reinsurance through American International Group ("AIG") for the vehicles belonging to its franchisees.

     CAR Insurance has an agreement with AIG whereby CAR Insurance's coverage is subject to a per loss limit of $100,000 per person and $300,000 per accident. Under the contract, AIG also provides an aggregate stop loss protection of $1,300,000, thus capping CAR Insurance's exposure to loss. In carrying out the program, the Company utilizes Hertz Claim Management Corporation ("Hertz") as the Third Party Administrator, Rental Industry Services ("Rise") as the insurance broker, and Willis Corroon as a consultant for this program. On March 1, 2001, the Company replaced Hertz with Crawford & Co. ("Crawford") as the Third Party Administrator. The focus of growth for CAR Insurance will be in those states where the Company's insurance advisor believes the driver's (not the owner's) insurance is deemed to be primarily responsible for any losses. As of March 31, 2001, approximately 92 of the Company's franchisees were insuring a total of 2,416 vehicles under this program. Franchisees apply for this insurance coverage with Rise. Rise processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. Hertz is responsible for processing all claims and assisting the Company on the appropriate reserves for all known claims occurred prior to March 1, 2001, and Crawford is responsible for all claims occurred after March 1, 2001.

     On March 1, 1999, the Company added a new program to offer insurance coverage to all of its franchisees who do business in those states where the Company's insurance advisor believes the owner's (not the driver's) insurance is deemed to be primarily responsible for any losses. In those states, this is the only program that the Company offers to its franchisees. In carrying out this new program, the Company utilizes Rise as the insurance broker, and franchisees apply for this insurance coverage with Rise. Rise processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. The Company bills and collects the premiums, which are forwarded to Rise, and receives fees from Rise for this program. The Company believes it has no exposure to loss from insurance claims under this program. As of March 31, 2001, approximately 28 of the Company's franchisees were insuring a total of 518 vehicles under this program.

     Priceless operates a wheelchair van rental program, on a limited test basis, in Maryland and Florida. The Company markets this program primarily in communities catering to disabled individuals. There are nine vehicles currently operating under this program. On March 1, 2001, the Company started its own store for renting vehicles to the public. The store is located at the Company's corporate office in Owings Mills, Maryland and operates under the PRICELE$$ brand name.

     The Company has arranged a program whereby franchisees may finance vehicle purchases over a 24-30 month period. The program is available to qualified applicants who maintain a level of creditworthiness that the Company has assessed in its discretion on a case-by-case basis. The franchisees' qualification is based on their credit history with the Company, as well as their credit standing as reported by national credit bureaus. The franchisees are responsible for purchasing the vehicles with funds loaned by the Company, and the Company's loan is secured by the vehicles. As of March 31, 2001, the Company was financing 13 vehicles for 2 of its franchisees.

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

     The Company markets its franchise programs primarily by attending various trade shows and by conducting an ongoing direct mailing campaign. The Company employs two full-time and one part-time salespeople at its corporate headquarters, and in addition, utilizes the services of two independent franchise brokers located throughout the United States.

     During the fiscal year ended March 31, 2001, 74 new franchises were granted, 22 existing franchise locations were transferred to new ownership and 80 franchises were terminated by the Company. The majority of these terminations resulted from breach of the franchise agreement. This resulted in approximately 641 franchised locations throughout the United States, as well as 28 franchised locations in Europe at March 31, 2001 compared to approximately 652 franchised locations throughout the United States, as well as 23 franchised locations in Europe and Asia at March 31, 2000.

EMPLOYEES

     As of March 31, 2001, the Company employed 28 people, consisting of 13 full-time employees and 5 part-time employees engaged in franchise sales and service and 8 full-time employees and 2 part-time employees engaged in administrative activities. In addition, the Company retains the services of 2 franchise brokers who market and sell the Company's franchises. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

COMPETITION

     The Company pioneered the concept of used car rentals to the public. Unlike the traditional airport rental companies, Rent-A-Wreck developed its niche serving the "neighborhood" rental market. The Company emphasizes convenience and service and offers rentals of used cars, trucks and vans at rates that are typically lower than those charged by new car rental companies.

     Although most franchisees service some business and leisure travelers from outside the community, the Company's customers generally are people from the local community. The Company's franchisees generally serve customers needing vehicles for insurance and service replacement, commercial, short-term moving and general use.

     Rent-A-Wreck franchisee fleets usually consist of a variety of used vehicles although some locations rent new cars as well. The franchisees offer to customers various vehicles according to local demand. Trucks, passenger vans and cargo vans are available at many locations. This allows franchisees the flexibility to offer an appropriate range of vehicles for their areas.

     Significant competition exists in the local markets. Large systems like U-Save compete nationwide. Dozens of regional and local independent companies also compete with the Company in various areas. In most major urban areas, companies such as Hertz, Avis, National, Enterprise and Budget operate city and suburban offices, as well as operating in airport terminals.

     During the early 1990's, many of the new car rental companies were owned, wholly or partially, by automobile manufacturers who sold their rental subsidiaries cars at discounted prices and guaranteed to repurchase cars after four to nine months in rental service. This enabled the rental companies to pass along their savings to retail customers in the form of lower rental prices. Over the last few years, the rental companies have been returning to independent ownership, the new car discounts and buybacks have been reduced, and new car retail rental prices have often risen, although Hertz has recently been re-acquired by Ford. Because the Company's franchisees generally attempt to provide discounts off the retail prices charged by the large new car rental companies, the Company believes that the increase in prices charged by such companies has enabled the Company's franchisees to compete more effectively and profitably.

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

     As of June 2001, the Company is currently authorized to sell franchises in all 50 states under its "Rent-A-Wreck" and "PRICELE$$" trade and service marks. The Company has registered its "Rent-A-Wreck" trade and service mark in approximately 53 foreign countries and its "PRICELE$$" trade and service mark in approximately 4 foreign countries.

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

INSURANCE REGULATIONS

     GOVERNMENT REGULATION RELATING TO INSURANCE PROGRAM. As part of the insurance program, the Company utilizes CAR Insurance, its wholly owned subsidiary domiciled in Bermuda. Insurance companies such as CAR Insurance are subject to the laws and regulations of the jurisdictions in which they are chartered and do business. Such laws and regulations generally are designed to protect the interests of policyholders rather than the interests of shareholders of the Company. In general, insurance regulatory agencies have broad authority over insurers' capital and surplus levels, dividend payments, financial disclosure, reserve requirements, investment parameters and premium rates. The regulation of CAR Insurance and its insurance program involving AIG, Crawford, and the financing of such insurance program could have a material effect on the Company's business, financial condition and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases from an affiliate, KA Real Estate Associates, LLC, ("KA") approximately 9,100 square feet of executive office space at 10324 South Dolfield Road, Owings Mills, MD 21117. This lease will expire in October 2006 (see note 8 to the Company's consolidated financial statements and Item 12, Certain Relationships and Related Party Transactions).

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

     In December 2000, the Company and certain employees were named in a lawsuit seeking declaratory and injunctive relief, rescission, and monetary damages in the sum of $5 million. This lawsuit alleges similar claims to a lawsuit that was previously dismissed, and the Company believes the claims are without merit. They will be vigorously defended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year ended March 31, 2001.

                                    PART II.
                               OTHER INFORMATION

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.01 par value, trades on the Nasdaq SmallCap Market under the symbol RAWA.

     The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years was as follows:

             Year Ended
           March 31, 2001                    High*            Low*
           --------------                    -----            ----
         First Fiscal Quarter                $1.89           $1.79
         Second Fiscal Quarter                1.54            1.46
         Third Fiscal Quarter                 1.71            1.63
         Fourth Fiscal Quarter                1.76            1.70

             Year Ended
           March 31, 2000                    High*            Low*
           --------------                    -----            ----
         First Fiscal Quarter                $1.71           $1.47
         Second Fiscal Quarter                1.95            1.84
         Third Fiscal Quarter                 2.00            1.93
         Fourth Fiscal Quarter                2.27            2.08

----------
* Bid quotations as reported by Nasdaq reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     The Company has never paid any cash dividends on its common stock, nor does it anticipate paying dividends on its common stock in the foreseeable future. The Company has preferred stock issued with 1,105,000 shares outstanding as of March 31, 2001. This stock has a cumulative quarterly dividend of two cents per share. Based on the current number of outstanding preferred shares, the annual aggregate dividend is $88,400. The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless the full dividends on the preferred stock for all past dividend periods and the current dividend period have been paid or declared and a sum set aside for payment thereof. The preferred stock is convertible into common on a share-for-share basis. There is no public market for the preferred stock.

     The number of stockholders of record of the Company's common stock as of June 15, 2001 was 168. This figure does not include individual participants in securities position listings of registered clearing agencies. The Company estimates that the number of beneficial stockholders was approximately 1,000 as of June 15, 2001. Trading activity with respect to the Common Stock has been limited, and the Company believes that the volume of transactions should not of itself be deemed to constitute an "established public trading market". A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for each of the five years in the period ended March 31, and with respect to the balance sheets thereof at March 31 in each of those years.

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

                                                         Year ended March 31,
                                         -------------------------------------------------------
                                           1997        1998        1999        2000        2001
                                         -------     -------     -------     -------     -------
                                                    (in thousands except per share
                                                       and number of franchises)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)                 $34,661     $40,018     $45,358     $51,707     $56,630

Number of Franchises                         477         558         652         675         669
 (outstanding at year-end)

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                            $ 3,785     $ 4,677     $ 5,601     $ 6,282     $ 6,846

Operating expenses                         3,252       3,983       4,564       5,279       6,501

Income before income
  taxes                                  $   600     $   756     $ 1,113     $ 1,101     $   487

Net income                                   537         548         858         821         263

Earnings per common share

 Basic                                   $   .10     $   .10     $   .18     $   .19     $   .04
 Weighted average common shares            4,102       4,267       4,086       3,808       4,066

 Diluted                                 $   .09     $   .09     $   .15     $   .14     $   .04
 Weighted average common shares plus
  convertible preferred stock, options
  and warrants                             6,083       5,915       5,611       5,902       4,356

EBITDA (2)                                   721         888       1,313       1,922       1,934

COMPANY'S BALANCE SHEET DATA

Working Capital                          $ 1,191     $ 1,527     $ 1,531     $ 1,240     $ 1,940

Total assets                               2,594       3,664       3,886       3,980       4,374

Long-term obligations                         30          --          --          --          --
Shareholders' Equity                       1,755       2,028       2,041       1,836       2,863

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended March 31, 2001 as compared to year ended March 31, 2000:

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Priceless lines of business. For the year ended March 31, 2001, the Company's principal operations franchising, comprised 79% of consolidated net revenues (82% in 2000). The majority of the Company's operating income for the fiscal year ended March 31, 2000, and all of the Company's operating income for the fiscal year ended March 31, 2001 came from franchising. The Company generated operating income from its insurance segment of approximately $240,640 for the fiscal year ended March 31, 2000, compared to an operating income of $20,854 from that segment for the fiscal year ended March 31, 2001.

     Revenue from franchising operations, which includes initial license fees, continuing license fees, and advertising fees, increased by $260,267 (5%). Although the Company sold 74 new locations in 2001 compared to 75 new locations in 2000, initial license fees decreased by $70,552 (6%), which resulted primarily from a decrease in average price per sale in 2001 compared to 2000. Price per sale is a function of the population of the exclusive territory granted to a new franchisee. The timing of closings of new franchise sales, each of which is for a relatively large amount and the completion of the initial services required to be completed by the Company, varies, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer-term trends. Continuing license fees increased by $295,423 (10%), and advertising fees increased by $35,396 (4%) due to the fleet growth at existing franchises and the Company's dedication of more resources to its collection efforts.

     Revenues from insurance premiums increased by $332,959 (38%) due to higher participation by the Company's franchisees in the CAR Insurance program. Insurance premium revenue is recognized ratably over the life of the policies.

     Vehicle rental operations increased by $30,161 (87%) due primarily to the wheelchair van program.

     Other revenue decreased by $58,936 (30%) due primarily to a one-time gain from litigation against a former franchisee, which the Company resolved in August 1999. The Company was awarded $101,045, which it collected in April 2000, in connection with the litigation of the award. $49,750 was allocated to other revenue, while the remaining amount of $51,295 was allocated to license fees, advertising fees and interest income.

     Total operating expenses increased by $1,221,903 (23%) in fiscal 2001 compared to the prior year. Salary expense increased by $24,096 (3%) primarily as a result of new hires in response to the growth of the Company's franchising operations. Advertising and promotion expenses increased by $80,273 (6%), which resulted primarily from an increase in national advertising expense to promote the Company. Sales and marketing expenses decreased by $222,992 (38%), which resulted primarily from a decrease in bad debt expense due to the Company's more aggressive collection efforts. General and administrative expenses increased by $194,994 (19%), which resulted primarily from an increase in legal fees, collection fees and rent expense.

     Insurance underwriting expenses increased by $530,112 (93%) due to an increase in paid losses and loss reserves for reported claims in connection with higher participation by the Company's franchisees in its CAR Insurance program, offset by a decrease in loss reserves for unreported claims.

     Effective June 30, 1993, the Company issued options (the "Options") to K.A.B., Inc. ("KAB"), a company owned by an affiliate, for the purchase of up to 2,250,000 shares of the Company's common stock. During the years ended March 31, 2000 and 2001, the Company entered into an agreement to repurchase 500,000 of the options for $625,000 and to repurchase 957,721 of the options for $1,234,560, respectively. As of March 31, 2001, all of these options have been exercised or repurchased.

     Depreciation and amortization expense increased by $5,860 (3%) in fiscal 2001 compared to the prior year. This increase resulted primarily from additional depreciation associated with the purchase of additional vehicles in the wheelchair van rental program and computer software and hardware.

     The Company realized operating income of $344,935, before taxes and interest, in 2001 compared to operating income of $1,002,387 in 2000, reflecting a decrease of $657,452. This decrease resulted primarily from the Company's repurchase of options to buy 957,721 shares of the Company's common stock for $1,234,560 and a decrease in underwriting profit in the Company's CAR Insurance program, offset by a decrease in sales and marketing expenses due to more successful collection efforts, an increase in continuing license fees due to the addition of new franchises and fleet growth at existing franchises. If the repurchase of options in both fiscal years ended March 31, 2001 and 2000 had not impacted the Consolidated Statements of Earnings for the Years Ended March 31, 2001 and 2000 (in which case there would have been no corresponding tax benefit), operating income would have been $1,579,494 and $1,627,387 in 2001 and 2000, respectively, instead of $344,935 and $1,002,387. Net income would have been $1,021,041 and $1,204,379 in 2001 and 2000, respectively, instead of $263,022 in 2001 and $820,629 in 2000. Basic earnings per share would have been $.25 and $.29 in 2001 and 2000 instead of $.04 and $.19, and diluted earnings per share would have been $.19 and $.20 in 2001 and 2000 instead of $.04 and $.14.

     The Company incurred an expense of $1,234,560 and $625,000 for repurchase of options in 2001 and 2000, respectively, when it implemented such repurchases as part of the stock buyback program it initiated in 1995. Including the total of 1,457,721 options repurchased in 2001 and 2000, and 110,000 common shares bought in 2001 and 2000, the Company has to date repurchased more than 3 million shares or potential shares. The Company repurchased KAB's options for several reasons. First, by repurchasing these options, the Company was able to retire these options, thereby reducing fully-diluted shares outstanding. Second, because the difference between market price and strike price represents taxable ordinary income to the holders when they are exercised, options are a substantial and potentially depressing overhang on the market because holders generally need to sell exercised options promptly to pay income taxes generated by exercise. Directly repurchasing options reduced this overhang. Furthermore, by using a portion of net income, supplemented by the tax deduction an option repurchase generates, to finance the repurchase of a portion of management's options, the aggregate number of options and warrants outstanding was able to be virtually eliminated while hopefully enhancing the value of all outstanding shares by increasing prospective diluted earnings per share.

     Net interest income increased by $43,291 (44%). This increase was primarily due to interest earned on the increased cash deposits which are held in interest bearing accounts.

     Income tax expense for the year ended March 31, 2001 decreased by $56,554 (20%) from 2000. This decrease was primarily due to lower taxable income for the year ended March 31, 2001 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had working capital of $1,940,176 compared to $1,239,523 at March 31, 2000. This increase of $700,653 resulted primarily from net cash profit earned during the year and cash received in connection with the exercise of options and warrants, partially offset by cash paid by the Company to repurchase 957,721 options and 110,000 shares of its common stock, as well as the payment of preferred stock dividends. In fiscal 2001, the Company's allowance for doubtful accounts was $854,423 compared to $832,253 in the prior year. The Company wrote off $32,462 of doubtful accounts during fiscal 2001 and $68,279 during the prior year. The Company generally requires officers and directors of franchisees to provide personal guarantees of the franchisee's obligations under the franchise agreement. The Company's collection effort is designed to increase liquidity through improved cash flow; however, there can be no assurance that the Company will be successful in these efforts.

     Cash and cash equivalents decreased by $147,627 (21%). This decrease resulted primarily from the Company's repurchase of 957,721 options, offset by the exercise of 927,279 options and warrants. Restricted cash increased by $146,547 (20%) from an increase in the national advertising funds. Restricted cash includes (1) a deposit of $600,000 as security for the letter of credit with Bank of America backing the insurance program described below and (2) funds being held on behalf of the Company's franchisees in the national advertising fund to be spent on various advertising programs.

     In March 2000, the Company obtained a $1,000,000 letter of credit with Bank of America in connection with the Company's CAR Insurance subsidiary and replaced its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 7.00% on June 14, 2001). For the years ended March 31, 2001 and 2000, AIG did not draw any funds from the letter of credit.

     In November 1999, the Company moved to a new location, which is owned by KA Real Estate Associates, LLC, ("KA") a related party to KAB. The Company entered into an operating lease with KA which requires monthly payments of $9,700 through October 2006.

     Property and equipment increased by $182,342 (21%) from March 31, 2000 to March 31, 2001. This increase occurred primarily due to additional investment in computer software and hardware, leasehold improvements and vehicles. The Company purchased six vehicles in connection with the wheelchair van program and three vehicles for the Company's Priceless store.

     Cash used in operations was $138,729, resulting primarily from an increase in prepaid income tax expense, a decrease in accounts payable, accrued expenses, and income taxes payable, offset by net income before depreciation plus the decrease in accounts and notes receivable, prepaid expenses, and an increase in insurance loss reserves. Accounts payable and accrued expenses decreased primarily from compensation expense in connection with the Company's repurchase of 500,000 options for $625,000 during the fiscal year ended March 31, 2000, which the Company paid in April and May 2000. Accounts and notes receivable decreased primarily due to funds received from AIG in connection with the reinsurance program and funds recovered from settlement of a lawsuit. Insurance loss reserves increased primarily due to an increase in the number of claims associated with the increased participation in the CAR insurance program. Income taxes payable decreased due to taxes paid for the year ended March 31, 2001.

     Cash used in investing activities of $623,370 related primarily to an increase in restricted cash in connection with the national advertising funds, the acquisition of property and equipment and the costs associated with obtaining trademarks, partially offset by the proceeds from the sale of three vehicles.

     Cash provided in financing activities during the year ended March 31, 2001 was $614,472, resulting from net proceeds from the exercise of options and warrants, offset by the payment of preferred dividends and buybacks of common stock.

     In 1995 and 1996, the Company approved the repurchase of up to a total of 500,000 shares of the Company's outstanding common or preferred stock. On April 23, 1998, the Company approved the repurchase of up to an additional 500,000 shares of the Company's outstanding common or preferred stock. On March 3, 1999, the Company approved the repurchase of an additional 119,075 shares of the Company's outstanding common or preferred stock. During the year ended March 31, 1996, the Company repurchased and retired 89,375 shares of its common stock at a cost of $117,907 and also bought back 116,400 shares of its preferred stock at a cost of $118,562. During the year ended March 31, 1997, the Company repurchased and retired 67,625 shares of its common stock at a cost of $85,301 and also bought back 66,500 shares of its preferred stock at a cost of $66,749. During the year ended March 31, 1998, the Company repurchased and retired 117,575 shares of its common stock at a cost of $121,509 and also bought back 20,625 shares of its preferred stock at a cost of $25,781. During the year ended March 31, 1999, the Company repurchased and retired 311,600 shares of its common stock at a cost of $358,674. The Company also repurchased and retired 226,875 shares of its preferred stock at a cost of $363,001 and also bought back 102,500 warrants at a cost of $11,250. As of March 31, 1999, the Company had repurchased and retired a total of 1,119,075 shares under this program, which was the total number of shares authorized for repurchase at that time. In November 1999, the Board of Directors authorized the repurchase of, and the Company repurchased and retired 400,000 shares of its common stock at a cost of $790,000. In January 2000, the Company's Board of Directors authorized the repurchase and retirement of up to 1 million shares of common stock, convertible cumulative series A preferred stock, options or warrants. The Board also authorized the repurchase, and the Company entered into an agreement to repurchase, 500,000 options for $625,000 under this program. The obligation to purchase these options was paid in April and May of 2000. In September 2000, the Company's Board of Directors authorized the repurchase of up to 1 million shares of its common or preferred stock, including options for its common stock. The Board also authorized the repurchase, and the Company entered into an agreement to repurchase, 957,721 options for $1,234,560 under this program. The obligation to purchase these options was paid in September 2000. In December 2000, the Company bought back and retired 60,000 shares of its common stock at a cost of $100,222. In February 2001, the Company bought back and retired 50,000 shares of its common stock at a cost of $93,772. Since the inception of this plan in 1995, the Company's Board of Directors has authorized the repurchase and retirement of 3,519,075 shares of common stock, convertible cumulative series A preferred stock, options or warrants, and the Company has repurchased and retired a total of 3,086,796 shares.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2002.

IMPORTANT FACTORS

     The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation on the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described elsewhere in, "Item 6 - Management's Discussion and Analysis of
Financial Condition and Results of Operations - Important Factors". All forward-looking statements should be considered in light of these risks and uncertainties.

     LIMITED INSURANCE HISTORY AND EXPERIENCE; POTENTIAL FOR NEGATIVE CLAIMS EXPERIENCE. The Company's reinsurance business exposes its assets to significant liability for claims and losses under the program. There can be no assurance that the premiums collected will be adequate to cover the liabilities incurred or that the Company's reserves will be sufficient. Because of the Company's limited experience with insurance risks and the inherent uncertainties in estimating the ultimate costs of claims, reserves are particularly uncertain and losses and adjustment expenses may deviate substantially from expectations. Furthermore, the timing, frequency and extent of liabilities under this program cannot be predicted accurately because the conditions and events which established the Company's loss expectancies may not recur in the future. Unexpected losses associated with this program could have a material adverse effect on the Company's business, financial condition and results of operations as a result of the need to make payments in excess of the Company's reserves. Additionally, if the Company expands the program as anticipated, the effect of such losses and/or reserves could be compounded.

     DEPENDENCE ON FRANCHISEES; CREDIT RISKS. The Company's revenues are substantially dependent on fees paid by its franchisees. These fees fluctuate based on the franchisees' performance. Franchisees are independent contractors who operate their businesses independently of the Company. Any failure of franchisees to operate their businesses, or inability of the Company to collect fees owed by franchisees, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     COMPLIANCE WITH GOVERNMENTAL REGULATIONS. The Company's operations are subject to numerous federal, state, local and foreign laws, including federal and state laws governing the offer and sale of franchises and the relationship with franchisees. Several states' laws require the Company to renew its state franchise registration annually. If the Company does not maintain required state registrations, it must terminate franchise sales activity in those states. While the Company has suspended franchise sales activity in the past until such registrations were properly renewed, the Company believes that it is currently in material compliance with such laws. Changes in franchise laws could require the Company to make material alterations to its core business. Additionally, failure to comply with franchise or other laws could subject the Company to significant fines and penalties and have a material adverse effect on the Company's business, financial condition and results of operations.

     During the past several years, a number of states have interpreted existing laws as requiring out-of-state companies which generate income by granting franchises in the state to file returns and pay taxes in the state. Following this trend, other states have adopted laws specifically designed to impose taxes on out-of-state companies granting franchises in the state. While many companies, along with many tax practitioners and commentators, contend that the application of such laws violates the federal constitution, the United States Supreme Court has not yet ruled on the issue directly. If the application of these laws is constitutional, if the laws apply to the activities of the Company, or if the states' interpretation of existing laws is applied retroactively, any resulting taxes and associated interest and penalties for which the Company may be liable could have a material adverse effect on the Company.

     RISKS OF INTERNATIONAL OPERATIONS. During the fiscal year ended March 31, 2001, approximately 1% of the Company's revenues were derived from international operations. The Company's international operations are subject to certain risks, including adverse developments in foreign political and economic environments, varying government regulations, including regulations regarding the protection of trademarks and the offer and sale of franchises, foreign currency fluctuations and potential adverse tax consequences. There can be no assurance that any of these factors, especially if the Company is successful in expanding its international presence, will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.........................   19

Financial Statements:

Consolidated Balance Sheet as of March 31, 2001............................   20

Consolidated Statements of Earnings for the Years Ended March 31, 2000
 and 2001..................................................................   22

Consolidated Statements of Shareholders' Equity for the Years Ended
 March 31, 2000 and 2001...................................................   23

Consolidated Statements of Cash Flows for the Years Ended March 31, 2000
 and 2001..................................................................   24

Notes to Consolidated Financial Statements.................................   25

Supporting Schedules:

Schedule II - Valuation and Qualifying Accounts............................   52

     Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Rent-A-Wreck of America, Inc.

We have audited the accompanying consolidated balance sheet of Rent-A-Wreck of America, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Wreck of America, Inc. and subsidiaries, as of March 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended March 31, 2001 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP

Baltimore, Maryland
June 22, 2001

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ......................................  $   554,181
  Restricted Cash ................................................      892,061
  Accounts Receivable, net of allowance
   for doubtful accounts of $854,423:
    Continuing License Fees and Advertising Fees .................      417,513
    Current Portion of Notes Receivable ..........................      415,829
    Current Portion of Direct Financing Leases ...................       15,321
    Insurance Premiums Receivable ................................        5,384
    Other ........................................................       83,330
  Prepaid Expenses and Other .....................................      165,811
  Prepaid Income Tax Expense .....................................      524,155
  Deferred Taxes .................................................      341,983
                                                                    -----------

        TOTAL CURRENT ASSETS .....................................    3,415,568
                                                                    -----------
PROPERTY AND EQUIPMENT:
  Furniture ......................................................       95,837
  Computer Hardware and Software .................................      470,153
  Machinery and Equipment ........................................       65,644
  Leasehold Improvements .........................................       23,767
  Vehicles .......................................................      398,111
                                                                    -----------
                                                                      1,053,512
  Less: Accumulated Depreciation and Amortization ................     (363,075)
                                                                    -----------

        NET PROPERTY AND EQUIPMENT ...............................      690,437
                                                                    -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated amortization
   of $152,770....................................................      194,192
  Long-term Portion of Notes and Direct Financing Lease
   Receivables....................................................       73,536
                                                                    -----------

                                                                        267,728
                                                                    -----------

        TOTAL ASSETS .............................................  $ 4,373,733
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ............................  $  942,965
  Dividends Payable ................................................      22,100
  Insurance Loss Reserves ..........................................     510,327
                                                                      ----------

        TOTAL CURRENT LIABILITIES ..................................   1,475,392
                                                                      ----------
LONG-TERM LIABILITIES:
  Deferred Tax Liability ...........................................      35,514
                                                                      ----------

        TOTAL LONG-TERM LIABILITIES ................................      35,514
                                                                      ----------

        TOTAL LIABILITIES ..........................................   1,510,906
                                                                      ----------

COMMITMENTS AND CONTINGENCIES ......................................          --

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Series A Preferred Stock, $.01 par value;
   authorized 10,000,000 shares; issued and outstanding 1,105,000
   shares (aggregate liquidation preference $884,000)...............      11,050
  Common Stock, $.01 par value; authorized 25,000,000 shares;
   issued and outstanding 4,385,496 shares..........................      43,855
  Additional Paid-In Capital .......................................   2,267,709
  Retained Earnings ................................................     540,213
                                                                      ----------

        TOTAL SHAREHOLDERS' EQUITY .................................   2,862,827
                                                                      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................  $4,373,733
                                                                      ==========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 2001

                                                                  2000                  2001
                                                              -----------           -----------
REVENUES:
  Initial License Fees ...................................    $ 1,090,003           $ 1,019,451
  Continuing License Fees ................................      3,102,395             3,397,818
  Advertising Fees .......................................        971,126             1,006,522
  Insurance Premiums .....................................        887,311             1,220,270
  Vehicle Rental Operations ..............................         34,615                64,776
  Other ..................................................        196,444               137,508
                                                              -----------           -----------
                                                                6,281,894             6,846,345
                                                              -----------           -----------
EXPENSES:
  Salaries, Consulting Fees, and Employee Benefits........        932,990               957,086
  Advertising and Promotion ..............................      1,377,000             1,457,273
  Insurance Underwriting Expenses ........................        570,965             1,101,077
  Sales and Marketing ....................................        579,281               356,289
  Repurchase of Previously Granted Options ...............        625,000             1,234,560
  General and Administrative .............................      1,022,931             1,217,925
  Depreciation and  Amortization .........................        171,340               177,200
                                                              -----------           -----------
                                                                5,279,507             6,501,410
                                                              -----------           -----------

        OPERATING INCOME .................................      1,002,387               344,935

OTHER INCOME (EXPENSE)
  Interest Income ........................................        122,919               167,113
  Interest Expense .......................................        (24,500)              (25,403)
                                                              -----------           -----------
                                                                   98,419               141,710
                                                              -----------           -----------

        INCOME BEFORE INCOME TAX EXPENSE .................      1,100,806               486,645

INCOME TAX EXPENSE .......................................        280,177               223,623
                                                              -----------           -----------

        NET INCOME .......................................    $   820,629           $   263,022

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK.......        (89,500)              (88,400)
                                                              -----------           -----------

NET INCOME AFTER DIVIDENDS ON CONVERTIBLE CUMULATIVE
 PREFERRED STOCK .........................................    $   731,129           $   174,622
                                                              ===========           ===========

EARNINGS PER SHARE
  Basic ..................................................    $       .19           $       .04
                                                              ===========           ===========
  Weighted average common shares .........................      3,808,147             4,065,680
                                                              ===========           ===========
  Diluted ................................................    $       .14           $       .04
                                                              ===========           ===========
  Weighted average common shares plus convertible
   preferred stock, options and warrants .................      5,901,617             4,355,823
                                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 2001


                                                                                                       (Accumulated
                                                Preferred Stock           Common Stock      Additional    Deficit)
                                            ---------------------   ---------------------    Paid-in      Retained
                                              Shares      Amount      Shares      Amount     Capital      Earnings       Total
                                            ----------   --------   ----------   --------  -----------    ---------   -----------
Balance, April 1, 1999 ...................   1,139,125   $11,391    3,934,092   $39,341    $2,209,181    $(218,623)   $2,041,290
  Retirement of common stock .............          --        --     (400,000)   (4,000)     (786,000)          --      (790,000)
  Conversion of preferred stock to
   common stock ..........................     (34,125)     (341)      34,125       341            --           --            --
  Preferred dividends paid ($.08 per
   share).................................          --        --           --        --            --      (89,500)      (89,500)
  Preferred dividend arrearages paid......          --        --           --        --            --     (146,915)     (146,915)
  Net income .............................          --        --           --        --            --      820,629       820,629
                                            ----------   -------   ----------   -------    ----------    ---------    ----------
Balance, March 31, 2000 ..................   1,105,000    11,050    3,568,217    35,682     1,423,181      365,591     1,835,504
  Retirement of common stock .............          --        --     (110,000)   (1,100)     (192,894)          --      (193,994)
  Exercise of stock options, warrants,
   and related tax benefit................          --        --      927,279     9,273     1,037,422           --     1,046,695
  Preferred dividends paid ($.08 per
   share).................................          --        --           --        --            --      (88,400)      (88,400)
  Net income .............................          --        --           --        --            --      263,022       263,022
                                            ----------   -------   ----------   -------    ----------    ---------    ----------

Balance, March 31, 2001 ..................   1,105,000   $11,050    4,385,496   $43,855    $2,267,709    $ 540,213    $2,862,827
                                            ==========   =======   ==========   =======    ==========    =========    ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 2001


                                                                            2000               2001
                                                                        -----------        -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net Income ........................................................   $   820,629        $   263,022
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
    Depreciation and amortization ...................................       171,340            177,200
    Deferred income taxes ...........................................      (369,832)           262,391
    Tax benefit for exercise of stock options
      and warrants ..................................................            --            149,829
    Loss (gain) on disposal of property and equipment ...............         1,757            (13,782)
    Provision for doubtful accounts .................................       173,775             22,170
  Changes in assets and liabilities:
    Accounts and notes receivable ...................................       124,777            129,910
    Prepaid expenses and other ......................................       (17,624)            18,234
    Prepaid income taxes ............................................            --           (524,155)
    Accounts payable and accrued
      expenses ......................................................       649,027           (416,250)
    Income taxes payable ............................................       156,888           (338,550)
    Insurance loss reserves .........................................        13,053            131,252
                                                                        -----------        -----------

        Net cash provided by (used in) operating activities..........     1,723,790           (138,729)
                                                                        -----------        -----------
Cash flows from investing activities:
  Increase in restricted cash .......................................       (26,971)          (146,547)
  Proceeds from sale of property and equipment ......................        43,000             54,620
  Acquisition of property and equipment .............................      (252,071)          (510,182)
  Additions to intangible assets ....................................       (56,635)           (21,261)
                                                                        -----------        -----------

        Net cash used in investing activities .......................      (292,677)          (623,370)
                                                                        -----------        -----------
Cash flows from financing activities:
  Decrease in insurance financing payable ...........................      (564,684)                --
  Net proceeds from exercise of stock options and warrants ..........            --            896,866
  Repurchase and retirement of common stock .........................      (790,000)          (193,994)
  Preferred dividends paid ..........................................      (236,415)           (88,400)
                                                                        -----------        -----------

        Net cash (used in) provided by financing activities..........    (1,591,099)           614,472
                                                                        -----------        -----------

        Net decrease in cash and cash equivalents ...................      (159,986)          (147,627)

Cash and cash equivalents at beginning of year ......................       861,794            701,808
                                                                        -----------        -----------

Cash and cash equivalents at end of year ............................   $   701,808        $   554,181
                                                                        ===========        ===========
Supplemental disclosure of cash flow information:
  Interest paid .....................................................   $    24,500        $    25,403
  Income taxes paid .................................................   $   481,669        $   673,709

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

RESTRICTED CASH

     Restricted cash includes a deposit of $600,000 being held in Bank of America securing the letter of credit with Bank of America and $292,061 held on behalf of the Company's franchisees in the national advertising fund to be spent on various advertising programs.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 2001

PROPERTY AND EQUIPMENT

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, utilizing primarily the straight-line method for financial statement purposes. Accelerated methods of depreciation and amortization are used for income tax purposes. The estimated service lives used in determining depreciation for financial reporting are as follows:

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

INSURANCE RESERVES

     The Company recognizes a liability for re-insured auto claims at the time a claim is reported to the Company by the third party administrator. The initial claim reserve is established based on information relating to the nature, severity and the cost of similar claims. The Company provides for claims incurred, but not reported, based on the Company's past claims experience. The liability recorded may be more or less than the actual amount of the claims when they are submitted and paid. Changes in the liability are charged or credited to operations as the estimates are revised.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 2001

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

REVENUE RECOGNITION

INITIAL LICENSE, ADVERTISING AND CONTINUING LICENSE FEES

     Revenues are composed primarily of initial license fees, continuing license fees, and advertising fees. Franchisees have certain rights to use the Company's trademarked names, "Rent-A-Wreck" and "PRICELE$$", in a specified territory. Although the franchisee has continuing access to the use of certain of the Company's resources, experience and knowledge, the Company recognizes the initial license fee as revenue upon completion of an initial orientation and training course since this represents substantially all of the initial services required to be rendered by the Company in accordance with the specific provisions of SFAS No. 45 "Accounting for Franchise Fee Revenue". Many franchisees have had prior business experience; consequently, they require little assistance in commencing business. There is no obligation beyond the initial training as related to the initial license fee. Continuing license and advertising fees are recognized as revenues on a monthly basis over the contract year based primarily on franchisees' reported gross revenues.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

ADVERTISING

     Advertising   costs  are  expensed  as  incurred  and  are   classified  as
advertising and promotion expenses.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees" and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAB No. 123). Compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount to be paid to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB issued SFAS No. 138 "Accounting for Certain Derivative Investments and Certain Hedging Activities" delayed implementation of this standard for one year, to June 30, 2000 and added certain other related accounting and financial statement disclosure prescriptions. The Company will adopt SFAS 133 in the first quarter of fiscal 2002. The Company does not expect the adoption of SFAS Nos. 133 and 138 will have a material effect on its consolidated financial statements.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

     As security for the reinsurance arrangement with AIG, the Company has obtained a letter of credit with Bank of America ("BOA") for $1,000,000. This letter of credit is secured by a certificate of deposit held by Bank of America ($600,000) plus 50% of the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at BOA's prime commercial rate plus 1.5%. As of March 31, 2001, no amounts have been drawn under the line of credit.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

3.   DIRECT FINANCING LEASES

     The components of the Company's net investment in direct financing leases as of March 31, 2001 are as follows:


Total Minimum Lease Payments to be Received .....................      $55,332
  Less Amounts Representing
    Administration Costs Included in
    Total Minimum Lease Payments ................................        3,181
                                                                       -------

Minimum Lease Payment Receivable ................................       52,151
  Less Allowance for Uncollectibles .............................       15,215
                                                                       -------

Net Minimum Lease Payments Receivable ...........................       36,936
  Less Unearned Income ..........................................        5,046
                                                                       -------

Net Investment in Direct Financing Leases .......................      $31,890
                                                                       =======

  Current Portion ...............................................      $15,321
  Non-Current Portion ...........................................       16,569
                                                                       -------

Net Investment in Direct Financing Leases .......................      $31,890
                                                                       =======

     The total minimum lease payments receivable in succeeding fiscal years are as follows:

     2002........................................................      $33,786
     2003........................................................       17,928
     2004........................................................        3,618
                                                                       -------
          Total .................................................      $55,332
                                                                       =======

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at March 31, 2001:

Accounts Payable................................................     $  134,290
National Advertising Fund.......................................        292,061
Payroll.........................................................         57,872
Commissions and Royalties.......................................        144,585
Professional Fees...............................................         78,163
Other...........................................................        235,994
                                                                     ----------
                                                                     $  942,965
                                                                     ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

5.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share for the years ended March 31, 2000 and 2001 is as follows:

                                                          2000         2001
                                                       ----------   ----------
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to common shares ............   $  731,129   $  174,622

Denominator:
 Weighted average common shares ....................    3,808,147    4,065,680
                                                       ----------   ----------

Basic EPS ..........................................   $      .19   $      .04
                                                       ==========   ==========

DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to common shares ............   $  731,129   $  174,622
 Dividends on convertible preferred stock ..........       89,500           --
                                                       ----------   ----------
                                                          820,629      174,622
                                                       ----------   ----------

Denominator
 Weighted average common shares ....................    3,808,147    4,065,680
 Weighted average convertible preferred stock ......    1,122,993           --
 Weighted average options and warrants .............      970,477      290,143
                                                       ----------   ----------
                                                        5,901,617    4,355,823

Diluted EPS ........................................   $      .14   $      .04
                                                       ==========   ==========


Preferred shares convertible into 1,105,000 shares of common stock were outstanding during fiscal 2001 but were not included in the computation of diluted EPS because the effect of doing so is antidilutive.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

6.   INCOME TAXES

     The provision for income taxes for the years ended March 31, 2000 and 2001 consists of the following:

                                                            2000         2001
                                                         ---------    ---------
Currently payable
  State and other income taxes .......................   $  79,659    $  36,170
  Federal income taxes ...............................     570,350      (74,937)
                                                         ---------    ---------
      Total currently payable
        (receivable) .................................     650,009      (38,767)

  Deferred ...........................................    (369,832)     262,390
                                                         ---------    ---------

        Total ........................................   $ 280,177    $ 223,623
                                                         =========    =========

     The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                           2000         2001
                                                          -----        -----
Federal taxes at statutory rate ......................     34.0%        34.0%
Reduction in valuation allowance .....................     (9.2)          --
State taxes, net .....................................      4.8          6.4
Non-deductible expense ...............................       --          2.5
Other ................................................     (4.1)         3.1
                                                          -----        -----
     Total ...........................................     25.5%        46.0%
                                                          =====        =====

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

6.   INCOME TAXES-CONTINUED

     The   significant   components  of  the  deferred   income  tax  asset  and
(liability), stated by source of the difference between financial accounting and tax bases as of March 31, 2001, are as follows:


Deferred tax assets:
  Reserve for doubtful accounts ...................................   $ 338,352
  Other ...........................................................       3,631
                                                                      ---------
                                                                        341,983
Deferred tax liabilities:
  Fixed assets ....................................................     (35,514)
                                                                      ---------
Net deferred tax asset before
  valuation allowance .............................................     306,469

Valuation allowance ...............................................          --
                                                                      ---------
Net deferred tax asset ............................................   $ 306,469
                                                                      =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

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

              March 31,
              2002..........................  $118,126
              2003..........................   121,670
              2004..........................   125,320
              2005..........................   129,080
              Thereafter....................    76,598
                                              --------
                   Total....................  $570,794
                                              ========

     Total rent expense for the years ended March 31, 2000 and 2001 was $85,824 and $114,087, respectively, of which $45,670 and $114,087, respectively, was to a related party (see Note 8).

LITIGATION

     The Company is party to routine legal proceedings incidental to its business from time to time. Certain claims, suits and complaints arise in the ordinary course of business and may be filed against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not have a material adverse affect on the consolidated results of operations or financial position of the Company.

     In December 2000, the Company and certain employees were named in a lawsuit seeking declaratory and injunctive relief, rescission, and monetary damages in the sum of $5 million. This lawsuit alleges similar claims to a lawsuit that was previously dismissed, and the Company believes the claims are without merit. They will be vigorously defended.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

8.   RELATED PARTY TRANSACTIONS

     The Company entered into a Management Agreement with K.A.B., Inc. ("KAB"), a management consulting group controlled by and affiliated with Kenneth L. Blum, Sr., Chairman of the Board of Directors and Chief Executive Officer of the Company. As a part of this agreement, KAB provides direct overall management of the Company's operations. Total annual fees paid to KAB under the management agreement for each of the years ended March 31, 2000 and 2001 were $300,000. On January 19, 2000, the Company's Board of Directors reached an agreement with KAB to extend the term of its Management Agreement with the Company for five additional years through June 30, 2008 on its present terms. The Board also authorized the repurchase of, and the Company entered into an agreement to repurchase, 500,000 options, originally issued to KAB, for $625,000. On September 21, 2000, the Company's Board of Directors authorized the repurchase of, and the Company entered into an agreement to repurchase, an additional 957,721 options originally issued to KAB and later transferred to Kenneth L. Blum, Jr. and Robin Cohn, for $1,234,560. Robin Cohn subsequently transferred her options to her husband, Alan Cohn. On September 25, 2000, the remaining 617,279 options for the Company's common stock, which were held by Kenneth L. Blum, Jr. and Alan Cohn, were exercised at $1.00 per share, for which the Company received $617,279.

     Through November 19, 1999, the Company leased a portion of its corporate offices under the terms of a month-to-month operating lease with American Business Information Systems, Inc. (ABIS), a related party of KAB. The Company paid $4,951 for the year ended March 31, 2000, to ABIS under this agreement. On November 1, 1999, the Company entered into a lease agreement with KA, a related party of KAB, to lease approximately 9,100 square feet of executive office space, which expires on October 31, 2006. The Company paid KA $114,087 for the year ended March 31, 2001.

     On January 19, 2000, the Board of Directors authorized expenditures totaling $250,000 for the development by ABIS of a centralized software reporting package to be used by the Company's franchisees. The Company paid $4,940 and $177,255 for the years ended March 31, 2000 and 2001, respectively, to ABIS under this arrangement.

     The Company has retained Richter Investment Corp. ("Richter"), an affiliate of William L. Richter (a director of the Company), to serve as exclusive financial advisor for the Company. For its role

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

8.   RELATED PARTY TRANSACTIONS-CONTINUED

of financial advisor, Richter's fees will be based upon transactions completed, as defined in the agreement. Richter received $47,912 for its role in connection with the exercise of options for the year ended March 31, 2001.

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

9.   COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS

COMMON STOCK

     In November 1999, the Company repurchased and retired 400,000 shares of its common stock at a cost of $790,000. In the year ended March 31, 2001, the Company repurchased and retired 110,000 shares of its common stock at a cost of $193,994.

OPTIONS

     Options and warrants to acquire shares of the Company's common stock are granted at a value not less than 100% of the fair market value of the underlying stock on the date of issuance.

     The Company issued stock options to acquire 2,250,000 shares of its common stock to KAB in conjunction with its management agreement. During the year ended March 31, 1996, KAB transferred (a)483,333 and 604,167 vested and unvested options, respectively, to each of Kenneth L. Blum Jr., the Company's president, and Mr. Blum's sister, Robin Cohn; (b) 20,000 and 25,000 vested and unvested options, respectively, to Richter, and (c)13,333 and 16,667 vested and unvested options, respectively, to William L. Richter. During the year ended March 31, 2000, Robin Cohn transferred 1,087,500 options to Alan Cohn, Ms. Cohn's husband. In April 1996, the Company approved the extension of the term of the KAB Management Agreement for five years expiring June 30, 2003, the extension of the options originally granted to KAB by five years (with a corresponding delay in the fixed vesting date until July 1, 2002), and the addition of a cashless exercise feature. The unvested options were subject to an acceleration of exercisability upon achievement of certain financial stock targets. Such targets were achieved during the year ended March 31, 1999, and at March 31, 1999, all options were fully vested. On January 19, 2000, the Board

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

9.   COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

of Directors approved the extension of the term of the KAB Management Agreement for an additional five years expiring June 30, 2008. The Board also authorized the repurchase of, and the Company entered into an agreement to repurchase, 500,000 options for an aggregate price of $625,000. The repurchase has been included in the consolidated statement of earnings for the year ended March 31, 2000.

     On July 24, 2000, William L. Richter, Richter and Kenneth L. Blum, Jr. exercised 30,000, 45,000, and 100,000 options, respectively. On September 21, 2000, the Board authorized the repurchase of, and the Company entered into an agreement to repurchase, 449,449 options from Mr. Kenneth L. Blum, Jr. and 508,272 options from Alan Cohn for an aggregate price of $1,234,560. The repurchase has been included in the consolidated statement of earnings for the year ended March 31, 2001. On September 21, 2000, Kenneth L. Blum and Alan Cohn exercised their remaining 617,279 options at $1.00 per share, and the Company received $617,279.

     There were no stock options granted during fiscal year 2000. On November 2, 2000, the Company's Stock Option Plan was approved by the Company's shareholders pursuant to which the Board of Directors of the Company may grant stock options to provide incentives to outside directors of the Company. Accordingly, in November 2000, the Board authorized and the Company granted to Alan Aufzien and Thomas Volpe, the Company's outside directors, options to purchase 30,000 and 5,000 shares, respectively, of the Company's common stock at $1.64, the current market price, solely in their capacity as directors. The Company is planning to grant each of Alan Aufzien and Thomas Volpe options to purchase 5,000 shares of the Company's common stock on an annual basis. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants issued in 2001: risk-free interest rate of 6.4%; expected volatility of 48.5%; and expected lives of 7 years.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

9.   COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

     The following table summarizes option activity for the years ended March 31, 2000 and 2001:

                                                                                     2000          2001
                                                                                   Weighted      Weighted
                                                                                    Average       Average
                                                      2000            2001         Exercise      Exercise
                                                     Shares          Shares         Price         Price
                                                     ------          ------         -----         -----
Options outstanding at beginning of year .......   2,250,000       1,750,000        $1.08        $1.06
Options exercised ..............................          --        (792,279)          --         1.01
Options granted ................................          --          35,000           --         1.64
Options repurchased ............................    (500,000)       (957,721)        1.15         1.11
Options expired ................................          --              --           --           --
Options outstanding at end of year .............   1,750,000          35,000        $1.06        $1.64
Option price range for exercised shares ........          --     $1.00 to $1.15
Weighted-average fair value of options,
 granted during the year........................          --           $.98

At March 31, 2000 and 2001, 1,750,000 and 35,000 options were exercisable.

     The following table summarizes options outstanding at March 31, 2001:

                                                         Weighted Average
       Number        Exercise      Weighted Average         Remaining
     Outstanding      Price        Exercise Price        Contractual Life
     -----------      -----        --------------        ----------------
       35,000         $1.64            $1.64                   9.64

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

9.   COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

The following table presents the pro forma net income and earnings per share that would have been recorded had compensation cost been recognized based on the fair value at the grant date on a straight-line basis over the vesting period of the grant as required by SFAS No. 123.

                                                               2000       2001
                                                             --------   --------
Net income applicable to common
 and common equivalent shares
  As reported ..........................................     $731,129   $174,622
  Pro forma ............................................     $664,166   $153,568

Net earnings per share

 Basic:
  As reported ..........................................     $    .19   $    .04
  Pro forma ............................................     $    .17   $    .04

 Diluted:
  As reported ..........................................     $    .14   $    .04
  Pro forma ............................................     $    .13   $    .04

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

9.   COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     WARRANTS

     Warrants for 30,000 shares of the Company's common stock exercisable at $.80 per share were issued to Richter in connection with previous private placement transactions for which Richter acted as agent. Richter assigned 12,000 of these warrants to William L. Richter and 4,000 warrants to Richter employees. On February 11, 1999, Richter exercised 14,000 of these warrants and William L. Richter exercised 12,000 of these warrants. On March 1, 1999, the Company bought back a total of 2,500 of these warrants from Richter employees at $.50 per warrant, and the remaining 1,500 of these warrants expired. On July 24, 2001, William L. Richter exercised 54,000 warrants, and Richter exercised 81,000 warrants.

     A summary of changes in outstanding warrants for the year ended March 31, 2001 is as follows:

                                                   Number of    Exercise Price
                                                    Warrants     per Warrant
                                                    --------     -----------

Outstanding, beginning of year ..................    135,000    $1.00 - $1.15
Issued ..........................................         --    $          --
Exercised .......................................   (135,000)   $1.00 - $1.15
Bought Back .....................................         --    $          --
Canceled ........................................         --    $          --
                                                   ---------

Outstanding, end of year ........................         --
                                                   =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

10.  PREFERRED STOCK

     The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless all dividends on the preferred stock for all past dividend periods and the current dividend period shall have been paid or declared and a sum set aside for payment thereof. Holders of preferred stock, voting as a class, are entitled to elect up to four members of the Company's seven-member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of a voting trust, Richter holds a proxy to vote approximately 95% of the preferred stock, and, by virtue of his control over Richter, William L. Richter can be deemed to have voting control over such shares. The holders of the Series A Preferred are entitled to cumulative dividends at an annual rate of eight cents per share. The Series A Preferred is convertible, at the option of the holder, into common shares on the basis of one share of common for each share of Series A Preferred. During the year ended March 31, 2000, 34,125 shares of preferred stock were converted to common stock reducing the outstanding preferred shares from 1,139,125 to 1,105,000. During the year ended March 31, 2000, the Company declared preferred dividends totaling $89,500, plus $146,915 (100%) of dividend arrearages, and at March 31, 2001, unpaid declared preferred dividends totaled $22,100.

11.  OTHER REVENUES

     Components of other revenues for the years ended March 31, 2000 and 2001 were as follows:

                                          2000       2001
                                        --------   --------
Promotional materials.................  $128,141   $126,938
Litigation settlement.................    49,750         --
Other.................................    18,553     10,570
                                        --------   --------
                                        $196,444   $137,508
                                        ========   ========

12.  CONCENTRATIONS OF CREDIT RISK - CASH

     The Company maintains its cash balances in financial institutions, which balances at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

13.  GEOGRAPHIC AND INDUSTRY SEGMENTS

     The Company currently operates in two principal segments: Vehicle Rental Franchise Programs and Insurance Coverage. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data include revenues based upon customer locations and assets based on physical locations.

     The Company's foreign operations are presently conducted by CAR Insurance in Bermuda (see note 2).

     Information by geographic area and industry segment is as follows:

                                                         2000           2001
                                                     -----------    -----------
Net revenues from external customers
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ...   $ 4,879,638    $ 5,102,119
 Vehicle Rental Franchises-Priceless-(U.S.) ......       495,214        537,495
 Corporate-(U.S.) ................................        21,202          1,550
 Insurance-(U.S.) ................................       885,840      1,205,181
 Insurance-(Bermuda) .............................            --             --
                                                     -----------    -----------
                                                     $ 6,281,894    $ 6,846,345
                                                     ===========    ===========

Segment operating income
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ...   $ 1,206,238    $ 1,015,220
 Vehicle Rental Franchises-Priceless-(U.S.) ......      (349,253)      (607,355)
 Corporate-(U.S.) ................................       (95,238)       (83,784)
 Insurance-(U.S.) ................................       240,640         20,854
 Insurance-(Bermuda) .............................            --             --
                                                     -----------    -----------
                                                     $ 1,002,387    $   344,935
                                                     ===========    ===========

Segment assets
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ...   $ 2,264,794    $ 2,351,100
 Vehicle Rental Franchises-Priceless-(U.S.) ......       388,517        574,373
 Corporate-(U.S.) ................................       256,127        384,141
 Insurance-(U.S.) ................................     1,062,789      1,055,877
 Insurance-(Bermuda) .............................         7,898          8,242
                                                     -----------    -----------
                                                     $ 3,980,125    $ 4,373,733
                                                     ===========    ===========

Expenditures for segment assets
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ...   $        --    $        --
 Vehicle Rental Franchises-Priceless-(U.S.) ......       187,605        240,075
 Corporate-(U.S.) ................................        64,466        270,107
 Insurance-(U.S.) ................................            --             --
 Insurance-(Bermuda) .............................            --             --
                                                     -----------    -----------
                                                     $   252,071    $   510,182
                                                     ===========    ===========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

13.  GEOGRAPHIC AND INDUSTRY SEGMENTS-CONTINUED

                                                              2000       2001
                                                            --------   --------
Depreciation and amortization
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ............ $  17,701   $ 17,997
 Vehicle Rental Franchise-Priceless-(U.S.) ................   51,480     45,528
 Corporate-(U.S.) .........................................  102,159    113,675
 Insurance-(U.S.) .........................................       --         --
 Insurance-(Bermuda) ......................................       --         --
                                                            --------   --------
                                                            $171,340   $177,200
                                                            ========   ========
Interest income
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ............ $ 52,057   $ 85,800
 Vehicle Rental Franchises-Priceless-(U.S.) ...............    6,132      8,037
 Corporate-(U.S.) .........................................   20,732      8,357
 Insurance-(U.S.) .........................................       --     64,575
 Insurance-(Bermuda) ......................................   43,998        344
                                                            --------   --------
                                                            $122,919   $167,113
                                                            ========   ========
Interest expense
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ............ $    396   $     15
 Vehicle rental Franchise-Priceless-(U.S.) ................       17         11
 Corporate-(U.S.) .........................................        1         --
 Insurance-(U.S.) .........................................   24,086     25,377
 Insurance- (Bermuda) .....................................       --         --
                                                            --------   --------
                                                            $ 24,500   $ 25,403
                                                            ========   ========
Income taxes
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) ............ $280,177   $206,913
 Vehicle rental Franchises-Priceless-(U.S.) ...............       --         --
 Corporate-(U.S.) .........................................       --         --
 Insurance-(U.S.) .........................................       --     16,710
 Insurance-(Bermuda) ......................................       --         --
                                                            --------   --------
                                                            $280,177   $223,623
                                                            ========   ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the fiscal year ended March 31, 2001. In making these disclosures, the Company has relied solely on representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

CLASS I DIRECTORS:

     Kenneth L. Blum, Sr., 74. Kenneth L. Blum, Sr. has served as Chairman and a Director of the Company since June 1993, has been the Company's Chief Executive Officer since December 1993, and was its President from June 1993 to October 1994. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including American Business Information Systems, Inc., a high-volume laser printing company. Mr. Blum is a director of Avesis Incorporated, which markets and administers discount benefit programs. Mr. Blum is the father of the Company's President, Kenneth L. Blum, Jr. Mr. Blum controls K.A.B., Inc., a Florida corporation ("KAB"), which has a Management Agreement with the Company. See "Certain Transactions."

     Kenneth L. Blum, Jr., 37, has served as Secretary of the Company since March 1994, as Vice President from May 1994 to October 1994, as President since October 1994, and as director since October 1998. Mr. Blum is also President of American Business Information Systems, Inc., a high-volume laser printing company and computer service bureau. Mr. Blum is the son of the Company's Chairman and Chief Executive Officer.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE-CONTINUED

CLASS II DIRECTORS:

     William L. Richter, 58, has been a director of the Company since November 1989 and previously served as a director from 1983 to 1985. Mr. Richter was Co-Chairman of the Company from November 1989 to June 1993 and has been Vice Chairman since June 1993. For the past eleven years, Mr. Richter has been President of Richter and its wholly owned subsidiary, Richter & Co., Inc., a registered broker-dealer until November 1999, and merchant banking firm. Richter & Co., Inc. was merged into its parent on December 31, 1999. Mr. Richter has been a Senior Managing Director of Cerberus Capital Management, L.P. (or its predecessor organization) since its founding in late 1992. Mr. Richter is a Director and Co-Chairman of Avesis Incorporated, which markets and administers discount benefit programs.

     Alan L. Aufzien, 71, has served as a Director of the Company since November 1989. Mr. Aufzien has also been a partner in the Norall Organization, a private investment company, since 1987. Since 1983, he has also been the president and a director of New York Harbour Associates, Inc. (a real estate development firm). From 1986 to 1996, Mr. Aufzien was the Chairman of Meadowlands Basketball Association (New Jersey Nets) and currently serves as a director of that organization. Mr. Aufzien is also a director of First Real Estate Trust of New Jersey.

     Thomas J. Volpe, 65, has served as a Director of the Company since July 2000. Until his retirement in February 2001, Mr. Volpe served as the Senior Vice President of Financial Operations at The Interpublic Group of Companies, Inc. He served in this capacity from March 1986. Prior to his employment at The Interpublic Group of Companies, Mr. Volpe was employed at the Colgate Palmolive Company as the Vice President and Treasurer. He currently serves as Director of Alliance Atlantic Communication Inc., American Technical Ceramics and Paragon Trade Brands.

     All directors hold office for one-year terms, until their successors are duly elected at the next annual meeting and qualified.

ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer for services rendered to the Company during the fiscal years ended March 31, 1999, 2000 and 2001. No other executive officer who was serving as an executive officer during fiscal 2001 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the fiscal year ended March 31, 2001.

                                     Annual        Long-term Compensation Awards
                                  Compensation     -----------------------------
                                 ----------------    Securities Underlying
Name and Principal Position      Year    Salary(1)        Options/SARs(#)
---------------------------      ----    ---------        ---------------
Kenneth L. Blum, Sr., CEO        2001    $300,000             -- (2)
                                 2000     300,000             -- (2)
                                 1999     262,500             -- (2)

----------
(1) Mr. Blum became Chief Executive Officer of the Company in connection with the Management Agreement between the Company and KAB, effective June 30, 1993. Mr. Blum does not receive cash compensation directly from the Company. KAB receives cash compensation pursuant to the Management Agreement of $300,000 per year ($250,000 per year prior to January 1, 1999) plus expense reimbursements ($10,014 in the year ended March 31, 2001). The amounts indicated in the table represent compensation received by KAB pursuant to the Management Agreement. Mr. Blum is the sole stockholder of KAB. See "Certain Transactions - Management Agreement with KAB and Related Transactions - Management Agreement."

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

COMPENSATION OF DIRECTORS

     Currently, directors of the Company who also serve as officers of the Company and outside directors receive no cash compensation in connection with the services they render as directors. (Officers, however, receive compensation in their capacity as officers as described above). Directors are reimbursed for expenses incurred in connection with their board service. On March 3, 1999, the Company's Board of Directors approved that the Company pay William L. Richter consulting fees of $30,000 per year beginning April 1, 1999. The fees have been assigned to Richter. The Board authorized the issuance of 5,000 options per year to Mr. Alan Aufzien and Mr. Thomas J. Volpe, outside directors, for their participation on the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 8, 2001, the persons and entities identified in the following table, including all directors, executive officers and persons known to the Company to own more than 5% of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, the shares of voting securities reflected in such table. All the outstanding shares of Series A Preferred are immediately convertible at the option of the holder into common stock, on a share-for-share basis. Except as otherwise specified, the named beneficial owner has sole investment and voting power with respect to such shares.

                                                                                                 Total (1)
                                                                                          ----------------------
                                                                      Shares              Percent       Percent
Name and Address of Beneficial Owner        Title of Class       Beneficially Owned       of Class     of Common
------------------------------------        --------------       ------------------       --------     ---------
Kenneth L. Blum, Sr. (6)                          --                        --                --             --
10324 S. Dolfield Road
Owings Mills, MD 21117

David Schwartz                                  Common                 465,000              10.5           10.5
Bundy Rent-A-Wreck
12333 W. Pico Blvd.
Los Angeles, California 90064

William L. Richter(3)(4)                        Common                 992,706(3)           22.5(3)        22.5
c/o Richter Investment Corp.                  Preferred(3)           1,050,000(3)           95.0           37.0(4)
450 Park Avenue
New York, NY 100022

Alan L. Aufzien(5)                              Common                  62,500               1.4            1.4
P.O. Box 2369                                 Preferred(4)              34,375               3.1            1.8
Secaucus, NJ 07094

Thomas J. Volpe (8)                             Common                   5,000                **             **
1271 Avenue of Americas
New York, NY 10020

Kenneth L. Blum, Jr.(6)                         Common                 530,718              12.0           12.0
10324 S. Dolfield Road
Owings Mills, MD 21117

Alan Cohn (6)(7)                                Common                 456,395              10.3           10.3
c/o Rent-A-Wreck of America, Inc.
10324 S. Dolfield Road
Owings Mills, MD  21117

Robert M. Temko                                 Common                 269,100               6.1            6.1
39 Hidden Valley Drive
Newark, Delaware 19711

All Directors and Executive Officers
 as a Group including the Directors             Common               1,590,924(3)(5)(6)     36.0           36.0(4)
 Named Above (4 persons)                      Preferred(2)(3)        1,050,000(3)(4)        95.0           47.8

----------
* Represents percentage ownership of common stock based upon shares of Common Stock owned or deemed owned due to presently exercisable warrants and options and after such person's conversion of Series A Preferred. ** Less than 1%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - CONTINUED

FOOTNOTES

(1) Based on 4,385,496 common shares and 1,105,000 Series A Preferred Shares outstanding and 35,000 options for shares of common stock exercisable immediately on the date of this table, June 8, 2001.

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

(3) Includes 178,750 shares of Series A Preferred held by Mr. Richter. Also includes 1,200 shares of Common Stock held by spouse's IRA. Also includes 550,000 shares of Series A Preferred and 617,975 shares of Common Stock held by Richter. Also includes an additional 321,250 shares of Series A Preferred as to which Richter holds voting authority via proxy (see note 2 above). Mr. Richter holds a controlling interest in Richter. Mr. Richter and Richter have the same address.

(4) Includes 321,250 shares of Series A Preferred as to which Richter holds voting authority via proxy (see note 2 and 3 above) because Richter would not have voting or investment control of the converted Common Stock issued upon conversion of such shares of Series A Preferred.

(5) 34,375 shares of Series A Preferred, held by a partnership controlled by Mr. Aufzien, are subject to a voting proxy granted to Richter. Also includes 30,000 options for shares of common stock exercisable immediately.

(6)  Mr.  Blum,  Sr. is the father of Kenneth L. Blum,  Jr. and Robin Cohn;  see note 7 below. Mr. Blum disclaims beneficial ownership of shares held by Mr. Blum, Jr. and Ms. Cohn.

(7)  Includes 127,167 shares held jointly with spouse. See note 6 above.

(8)  Includes 5,000 options for shares of common stock exercisable immediately.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to footnote 8 of the Company's consolidated financial statements, included herein, for the description of such information.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED MARCH 31, 2000 and 2001

                                                                              Additions
                                                                        --------------------
                                                           Balance at   Charged to   Charged                     Balance
                                                           Beginning    Costs and    to Other                    at End
Description                                                of Period    Expenses     Accounts   Deductions      of Period
-----------                                                ---------    ----------   --------   ----------      ---------
MARCH 31, 2000

Allowance for doubtful accounts ........................   $  655,418   $  245,114   $     --   $   68,279(1)   $832,253
                                                           ==========   ==========   ========   ==========      ========

Valuation allowance on net deferred tax assets .........   $ 100,730    $       --   $     --   $  100,730(2)   $     --
                                                           ==========   ==========   ========   ==========      ========
MARCH 31, 2001

Allowance for doubtful accounts ........................   $  832,253   $   48,329   $     --   $   26,159(1)   $854,423
                                                           ==========   ==========   ========   ==========      ========

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


Rent-A-Wreck of America, Inc.
Registrant

By: /s/ Mitra Ghahramanlou                                   Date: July 13, 2001
    --------------------------
    Mitra Ghahramanlou
    Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title                                                    Date
-------------------                                                    ----

/s/ Kenneth L. Blum, Sr.                                           July 13, 2001
-------------------------------
Kenneth L. Blum, Sr.
Chairman of the Board
and Director (Principal
Executive Officer)


/s/ Mitra Ghahramanlou                                             July 13, 2001
-------------------------------
Mitra Ghahramanlou
Chief Accounting Officer
(Principal Financial and
Accounting Officer)


/s/ Kenneth L. Blum, Jr.                                           July 13, 2001
-------------------------------
Kenneth L. Blum, Jr.
President and Director


/s/ William L. Richter                                             July 13, 2001
-------------------------------
William L. Richter
Vice Chairman of the Board
and Director


/s/ Alan Aufzien                                                   July 13, 2001
-------------------------------
Alan Aufzien, Director


/s/ Thomas J. Volpe                                                July 13, 2001
-------------------------------
Thomas J. Volpe, Director

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 2001

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

10.2 *         Management Agreement -             Form 8-K, dated June 30,
               K.A.B., Inc. Related               1993 and is incorporated
               party dated June 30,               by reference.
               1993

10.2.1 *       Amendment to Management            Form 10-K for the fiscal
               Agreement with K.A.B.,             year ended March 31,
               Inc., Related party                1997.
               dated March 27, 1996

                                                  Incorporated
Exhibit No.    Exhibit                            by Reference from
-----------    -------                            -----------------
10.3 *         Stock Option Grant to              Form 8-K, dated June 30,
               K.A.B., Inc. dated                 1993 and is incorporated
               June 30, 1993                      by reference. Amendment filed
                                                  on Form 10-K for the fiscal
                                                  year ended March 31, 1997.

10.3.1 *       Amendment to Stock                 Form 10-K for the fiscal
               Option Grant to                    year ended  March 31,
               K.A.B., Inc. dated                 1997.
               July 20, 1995

10.4 *         Registration Rights                Form 8-K, dated June 30,
               Agreement dated June               1993 and is incorporated
               30, 1993, among K.A.B.,            by reference.
               Inc., Kenneth L. Blum,
               Jr., Alan S. Cohn and
               the Company

10.5           Warrant Agreement -                Form 8-K, dated June 30,
               Richter & Co., Inc.                1993 and is incorporated
                                                  by reference.

10.6           Software Development               Form 10-KSB for the
               and Computer Usage                 fiscal year ended
               Agreement effective                March 31, 1995.
               January 1, 1995 between
               National Computer
               Services, Inc. and
               the Company.

10.7           Financial Advisory                 Form 10-KSB for the
               Agreement between                  fiscal year ended
               the Company and                    March 31, 1995.
               Richter & Co., Inc.
               dated March 20, 1995.

10.9           Rent-A-Wreck Franchise             Filed herewith
               Agreement -standard
               form as of
               July 21, 2000

                                                  Incorporated
Exhibit No.    Exhibit                            by Reference from
-----------    -------                            -----------------
10.9.1         Priceless Franchise                Filed herewith
               Agreement standard
               form as of
               July 21, 2000.

10.10          Facultative                        Form 10-KSB for the
               Reinsurance Agreement              fiscal year ended
               dated March 1, 1997                March 31, 1998.
               between National
               Union Fire Insurance
               Company of Pittsburg,
               PA. and Consolidated
               American Rental
               Insurance Company,
               Ltd.

10.11          Standby or Performance             Form 10-KSB for the
               Letter of Credit                   fiscal year ended
               Application and                    March 31, 1998.
               Agreement dated June 3,
               1997 between Rent-A-Wreck
               Of America, Inc. and The
               Chase Manhattan Bank

10.11.1        First Amendment dated              Form 10-KSB for the
               June 1, 1998 to the                fiscal year ended
               Standby or Performance             March 31, 1998.
               Letter of Credit
               Application and
               Agreement dated June 3,
               1997 between Rent-A-Wreck
               Of America, Inc. and The
               Chase Manhattan Bank

10.12          Borrowing Base Agreement,          Form 10-KSB for the
               dated March 29, 2000, between      fiscal year ended
               Bank of America and                March 31, 2000.
               Rent-A-Wreck of America, Inc.,
               Rent-A-Wreck One Way, Inc.,
               Bundy American Corporation,
               Rent-A-Wreck Leasing, Inc.
               and PRICELESS Rent-A-Car, Inc.

                                                  Incorporated
Exhibit No.    Exhibit                            by Reference from
-----------    -------                            -----------------
10.13          Loan Agreement, dated March        Form 10-KSB for the
               29, 2000, between Bank of          fiscal year ended
               America, N.A. and Rent-A-Wreck     March 31, 2000.
               of America, Inc., Rent-A-Wreck
               One Way, Inc., Bundy American
               Corporation, Rent-A-Wreck
               Leasing, Inc., PRICELESS
               Rent-A-Car, Inc. and
               Consolidated American
               Rental Insurance Company

10.14          Promissory Note, dated             Form 10-KSB for the
               March 29, 2000, between            fiscal year ended
               Bank of America, N.A. and          March 31, 2000.
               Rent-A-Wreck of America, Inc.,
               Rent-A-Wreck One Way, Inc.,
               Bundy American Corporation,
               Rent-A-Wreck Leasing, Inc.,
               PRICELESS Rent-A-Car, Inc.
               and Consolidated American
               Rental Insurance Company

10.15          Security Agreement, dated          Form 10-KSB for the
               March 29, 2000, between            fiscal year ended
               Bank of America, N.A.              March 31, 2000.
               and Bundy American Corporation

10.16          Security Agreement, dated          Form 10-KSB for the
               March 29, 2000, between            fiscal year ended
               Bank of America, N.A.              March 31, 2000.
               and PRICELESS Rent-A-Car, Inc.

10.17          Security Agreement,                Form 10-KSB for the
               dated March 29, 2000,              fiscal year ended
               between Bank of America,           March 31, 2000.
               N.A. and Rent-A-Wreck One
               Way, Inc.

10.18          Security Agreement, dated          Form 10-KSB for the
               March 29, 2000, between            fiscal year ended
               Bank of America, N.A.              March 31, 2000.
               and Rent-A-Wreck Leasing, Inc.

10.19          Security Agreement, dated          Form 10-KSB for the
               March 29, 2000, between            fiscal year ended
               Bank of America, N.A. and          March 31, 2000.
               Rent-A-Wreck of America, Inc.

                                                  Incorporated
Exhibit No.    Exhibit                            by Reference from
-----------    -------                            -----------------
10.20          Application and Agreement          Form 10-KSB for the
               for Standby Letter of Credit       fiscal year ended
               between Consolidated American      March 31, 2000.
               Rental Insurance Company,
               Ltd. and National Union
               Fire Insurance Company

10.21          Financing Statement between        Form 10-KSB for the
               Bank of America, N.A. and          fiscal year ended
               Rent-A-Wreck of America, Inc.      March 31, 2000.

10.22          Financing Statement between        Form 10-KSB for the
               Bank of America, N.A. and          fiscal year ended
               Rent-A-Wreck One Way, Inc.         March 31, 2000.

10.23          Financing Statement between        Form 10-KSB for the
               Bank of America, N.A. and          fiscal year ended
               Bundy American Corporation         March 31, 2000.

10.24          Financing Statement between        Form 10-KSB for the
               Bank of America, N.A. and          fiscal year ended
               Rent-A-Wreck Leasing, Inc.         March 31, 2000.

10.25          Financing Statement between        Form 10-KSB for the
               Bank of America, N.A. and          fiscal year ended
               PRICELESS Rent-A-Car, Inc.         March 31, 2000.

10.26          Borrowing Base Certificate         Form 10-KSB for the
                                                  fiscal year ended
                                                  March 31, 2000.

10.27          Pledge and Assignment of           Form 10-KSB for the
               Deposits between Bank of           fiscal year ended
               America, N.A. and                  March 31, 2000.
               Consolidated American Rental
               Insurance Company, LTD

10.28          Irrevocable Line of Credit         Form 10-KSB for the
               from Consolidated American         fiscal year ended
               Rental Insurance Company,          March 31, 2000.
               Ltd. to AIG Management, Inc.

                                                  Incorporated
Exhibit No.    Exhibit                            by Reference from
-----------    -------                            -----------------
10.29          Bank of America Statement          Form 10-KSB for the
               of Commissions, Fees and           fiscal year ended
               Charges dated 03/30/00             March 31, 2000.
               to Consolidated American
               Rental Insurance Company, Ltd.

10.30          Bank of America Irrevocable        Form 10-KSB for the
               Standby Letter of Credit           fiscal year ended
               to Consolidated American           March 31, 2000.
               Rental Insurance Company, Ltd.

10.31          Certificate of Corporate           Form 10-KSB for the
               Resolutions of Rent-A-Wreck        fiscal year ended
               of America, Inc.                   March 31, 2000.

10.32          Certificate of Corporate           Form 10-KSB for the
               Resolutions of Rent-Wreck          fiscal year ended
               Leasing, Inc.                      March 31, 2000.

10.33          Certificate of Corporate           Form 10-KSB for the
               Resolutions of Bundy               fiscal year ended
               American Corporation, Inc.         March 31, 2000.

10.34          Certificate of Corporate           Form 10-KSB for the
               Resolutions of Rent-A-Wreck        fiscal year ended
               One Way, Inc.                      March 31, 2000.

10.35          Certificate of Corporate           Form 10-KSB for the
               Resolutions of PRICELESS           fiscal year ended
               Rent-A-Car, Inc.                   March 31, 2000.

10.36          Certificate of Corporate           Form 10-KSB for the
               Resolutions of Consolidated        fiscal year ended
               American Rental Insurance          March 31, 2000.
               Company, LTD

10.37          Lease Agreement, dated             Form 10-KSB for the
               June 3, 1999, between KA           fiscal year ended
               Real Estate Associates, LLC        March 31, 2000.
               and Rent-A-Wreck, Inc.
               with Confirmatory Addendum
               to Lease, dated September
               16, 1999, between KA Real
               Estate Associates, LLC
               and Rent-A-Wreck of America, Inc.

10.38          Financial Advising Agreement,      Form 10-KSB for the
               dated November 6, 1999, between    fiscal year ended
               Richter Investment Corp. and       March 31, 2000.
               Rent-A-Wreck of America, Inc.

21             List of Subsidiaries               Filed herewith.

----------
* Management contract or compensatory plan or arrangement.