Form 10QSB
period 2001-06-30
RENT A WRECK OF AMERICA INC
filed 2001-08-14
CIK 763567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________ to __________

                         Commission File Number 0-14819


                          RENT-A-WRECK OF AMERICA, INC.
        (Exact name of small business issuer as specified in its Charter)


                 Delaware                                        95-3926056
       (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or organization)                       Identification No.)


10324 South Dolfield Drive, Owings Mills, MD                        21117
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,385,496 shares as of July 25, 2001.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                           FORM 10-QSB - JUNE 30, 2001

                                      INDEX

Part I.  Financial Information                                              Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001
         and June 30, 2001 (Unaudited)                                       2-3

         Consolidated Statements of Earnings for the Three
         Months ended June 30, 2000 and 2001 (Unaudited)                       4

         Consolidated Statements of Cash Flows for the
         Three Months ended June 30, 2000 and 2001 (Unaudited)                 5

         Notes to Consolidated Financial Statements (Unaudited)              6-9

Item 2.  Management's Discussion and Analysis or Plan of Operation         10-13

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

         Signatures                                                           15

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     March 31,          June 30,
                                                                       2001              2001
                                                                   -----------        -----------
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents ....................................   $   554,181        $ 1,009,720
  Restricted Cash ..............................................       892,061            864,494
  Accounts Receivable, net of allowance for doubtful
   accounts of $854,423 and $899,299 at March 31, 2001
   and June 30, 2001, respectively:
    Continuing License Fees and Advertising Fees ...............       417,513            397,221
    Current Portion of Notes Receivable ........................       415,829            562,744
    Current Portion of Direct Financing
      Leases ...................................................        15,321              5,525
      Insurance Premiums Receivable ............................         5,384             14,126
      Other ....................................................        83,330            346,017
  Prepaid Expenses and Other ...................................       165,811            175,883
  Prepaid Income Tax Expense ...................................       524,155            265,721
  Deferred Tax .................................................       341,983            359,314
                                                                   -----------        -----------

    TOTAL CURRENT ASSETS .......................................     3,415,568          4,000,765
                                                                   -----------        -----------
PROPERTY AND EQUIPMENT:
  Furniture ....................................................        95,837             95,837
  Computer Hardware and Software ...............................       470,153            509,672
  Machinery and Equipment ......................................        65,644             69,943
  Leasehold Improvements .......................................        23,767             23,767
  Vehicles .....................................................       398,111            701,692
                                                                   -----------        -----------
                                                                     1,053,512          1,400,911
  Less: Accumulated Depreciation and Amortization ..............      (363,075)          (403,153)
                                                                   -----------        -----------

    NET PROPERTY AND EQUIPMENT .................................       690,437            997,758
                                                                   -----------        -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated amortization of
   $152,770 and $158,575 at March 31, 2001 and June 30, 2001,
   respectively ................................................       194,192            188,595
  Long-term Portion of Notes and Direct Financing Lease
   Receivables .................................................        73,536             65,131
                                                                   -----------        -----------

                                                                       267,728            253,726
                                                                   -----------        -----------

    TOTAL ASSETS ...............................................   $ 4,373,733        $ 5,252,249
                                                                   ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                March 31,         June 30,
                                                                                  2001              2001
                                                                               ----------        ----------
                                                                                                 (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ....................................   $  942,965        $1,028,031
  Dividends Payable ........................................................       22,100            22,100
  Insurance Financing Payable ..............................................           --           439,181
  Insurance Loss Reserves ..................................................      510,327           487,743
                                                                               ----------        ----------

    TOTAL CURRENT LIABILITIES ..............................................    1,475,392         1,977,055
                                                                               ----------        ----------
LONG-TERM LIABILITIES:
  Deferred Tax Liability ...................................................       35,514            35,514
                                                                               ----------        ----------

    TOTAL LONG-TERM LIABILITIES ............................................       35,514            35,514
                                                                               ----------        ----------

    TOTAL LIABILITIES ......................................................    1,510,906         2,012,569
                                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES                                                          --                --

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Series A Preferred Stock, $.01 par value;
   authorized 10,000,000 shares; issued and outstanding 1,105,000 shares at March 31, 2001 and at June 30, 2001 (aggregate
   liquidation preference $884,000 at March 31, 2001 and June 30, 2001) ....      11,050            11,050
  Common Stock, $.01 par value; authorized 25,000,000 shares; issued
   and outstanding 4,385,496 shares at March 31, 2001 and June 30, 2001 ....       43,855            43,855
  Additional Paid-In Capital ...............................................    2,267,709         2,267,709
  Retained Earnings ........................................................      540,213           917,066
                                                                               ----------        ----------

    TOTAL SHAREHOLDERS' EQUITY .............................................    2,862,827         3,239,680
                                                                               ----------        ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $4,373,733        $5,252,249
                                                                               ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                              Three Months Ended June 30,
                                                                              ----------------------------
                                                                                 2000             2001
                                                                              -----------      -----------
REVENUES:
  Initial License Fees ....................................................   $   368,500      $   504,501
  Continuing License Fees .................................................       815,394          879,535
  Advertising Fees ........................................................       241,478          235,699
  Insurance Premiums ......................................................       257,369          350,092
  Vehicle Rental Operations ...............................................        11,952           52,730
  Other ...................................................................        34,984           25,328
                                                                              -----------      -----------
                                                                                1,729,677        2,047,885
                                                                              -----------      -----------
EXPENSES:
  Salaries, Consulting Fees and Employee Benefits .........................       254,465          240,057
  Advertising and Promotion ...............................................       366,158          385,486
  Sales and Marketing .....................................................        94,059          198,489
  Insurance Underwriting Expenses .........................................       286,090          237,075
  General and Administrative Expenses .....................................       260,302          318,828
  Depreciation & Amortization .............................................        28,326           45,987
                                                                              -----------      -----------
                                                                                1,289,400        1,425,922
                                                                              -----------      -----------

      OPERATING INCOME ....................................................       440,277          621,963

OTHER INCOME (EXPENSE)
  Interest Income .........................................................        42,632           33,995
  Interest Expense ........................................................        (6,927)          (6,197)
                                                                              -----------      -----------
                                                                                   35,705           27,798
                                                                              -----------      -----------

      INCOME BEFORE INCOME TAX EXPENSE ....................................       475,982          649,761
                                                                              -----------      -----------

INCOME TAX EXPENSE ........................................................       183,250          250,808
                                                                              -----------      -----------

      NET INCOME ..........................................................   $   292,732      $   398,953

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK .......................        22,100           22,100
                                                                              -----------      -----------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT SHARES ..............   $   270,632      $   376,853
                                                                              -----------      -----------
EARNINGS PER COMMON SHARE
  Basic ...................................................................   $       .08      $       .09
                                                                              -----------      -----------
Weighted average common shares ............................................     3,568,217        4,385,496
                                                                              ===========      ===========
  Diluted .................................................................   $       .05      $       .07
                                                                              -----------      -----------
Weighted average common shares plus options
 and warrants .............................................................     5,420,523        5,490,496
                                                                              ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended June 30,
                                                                         ----------------------------
                                                                            2000             2001
                                                                         -----------      -----------
Increase (decrease) in cash and cash equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................  $   292,732      $   398,953
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization .....................................       28,326           45,987
    Deferred income taxes .............................................      241,000          (17,331)
    Gain on disposal of property and equipment ........................       (8,208)             (95)
    Provision for doubtful accounts ...................................      (13,004)          44,876
  Changes in assets and liabilities:
    Accounts and notes receivable .....................................      230,109         (424,727)
    Prepaid expenses and other ........................................        6,598          (10,072)
    Prepaid income tax ................................................           --          258,434
    Income taxes recoverable ..........................................     (170,079)              --
    Accounts payable and accrued expenses .............................     (532,328)          85,066
    Income taxes payable ..............................................     (338,550)              --
    Insurance loss reserves ...........................................       28,502          (22,584)
                                                                         -----------      -----------
          Net cash (used in) provided by operating activities .........     (234,902)         358,507
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase (decrease) in restricted cash ..............................      (27,391)          27,567
  Proceeds from sale of property and equipment ........................       32,500            6,200
  Acquisition of property and equipment and intangible assets .........      (76,476)        (353,816)
                                                                         -----------      -----------
          Net cash used in investing activities .......................      (71,367)        (320,049)
                                                                         -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in insurance financing payable .............................      436,425          439,181
  Preferred dividends paid ............................................      (22,100)         (22,100)
                                                                         -----------      -----------
          Net cash provided by financing activities ...................      414,325          417,081
                                                                         -----------      -----------

          Net increase in cash and cash equivalents ...................      108,056          455,539

Cash and cash equivalents at beginning of period ......................      701,808          554,181
                                                                         -----------      -----------

Cash and cash equivalents at end of period ............................  $   809,864      $ 1,009,720
                                                                         ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .......................................................  $     6,927      $     6,197
  Taxes paid ..........................................................  $   449,996      $     9,705

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

     The consolidated balance sheet as of June 30, 2001, and the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 Form 10-KSB filed with the Securities and Exchange Commission. The interim results of operations for the three month periods ended June 30, 2000 and 2001 are not necessarily indicative of the operating results for the full fiscal year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

3.   PREFERRED STOCK

     During the three month period ended June 30, 2001, the Company declared dividends on the Preferred Stock totaling $22,100 which are expected to be paid during the second quarter of the Company's 2002 fiscal year.

4.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 2000 and 2001 is as follows:

                                                       2000              2001
                                                    ----------        ----------
BASIC EPS COMPUTATION
Numerator:
 Net income applicable to common shares             $  270,632        $  376,853

Denominator:
 Weighted average common shares                      3,568,217         4,385,496
                                                    ----------        ----------

Basic EPS                                           $      .08        $      .09
                                                    ==========        ==========

DILUTED EPS COMPUTATION
Numerator:
 Net income applicable to common shares             $  270,632        $  376,853
 Dividends on convertible preferred stock               22,100            22,100
                                                    ----------        ----------
                                                       292,732           398,953
                                                    ----------        ----------
Denominator
 Weighted average common shares                      3,568,217         4,385,496
 Weighted average convertible preferred stock        1,105,000         1,105,000
 Weighted average options and warrants                 747,306                --
                                                    ----------        ----------
                                                     5,420,523         5,490,496

Diluted EPS                                         $      .05        $      .07
                                                    ==========        ==========

For the three month period ended June 30, 2001, options for the purchase of 35,000 shares of common stock were excluded from the calculation of diluted EPS as their effect would have been antidilutive.

GEOGRAPHIC AND INDUSTRY SEGMENTS

     The Company currently operates in two principal segments: Vehicle Rental Franchise Programs and Insurance Coverage for its franchisees. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data includes revenues based upon customer locations and assets based on physical locations.

     The Company's foreign operations are presently conducted by CAR Insurance in Bermuda.

     Information by geographic area and industry segment is as follows:

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2000           2001
                                                     -----------    -----------
Net revenues from external customers
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $ 1,334,024    $ 1,397,399
  Vehicle Rental Franchises-Pricele$$-(U.S.)             134,065        306,465
  Corporate-(U.S.)                                         1,500             --
  Insurance-(U.S.)                                       260,088        344,021
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $ 1,729,677    $ 2,047,885
                                                     -----------    -----------
Segment operating income
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $   516,753    $   510,576
  Vehicle Rental Franchises-Pricele$$-(U.S.)              21,814         37,573
  Corporate-(U.S.)                                       (19,101)       (15,607)
  Insurance-(U.S.)                                       (79,189)        89,421
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   440,277    $   621,963
                                                     ===========    ===========
Segment assets
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $ 1,676,745    $ 2,187,294
  Vehicle Rental Franchises-Pricele$$-(U.S.)             347,160      1,071,267
  Corporate-(U.S.)                                       449,651        529,923
  Insurance-(U.S.)                                     1,363,351      1,455,523
  Insurance-(Bermuda)                                      7,899          8,242
                                                     -----------    -----------
                                                     $ 3,844,806    $ 5,252,249
                                                     ===========    ===========
Expenditures for segment assets
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $        --    $        --
  Vehicle Rental Franchises-Pricele$$-(U.S.)                 750        303,581
  Corporate-(U.S.)                                        75,726         50,235
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $    76,476    $   353,816
                                                     ===========    ===========
Depreciation and amortization
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $     4,472    $     4,528
  Vehicle Rental Franchises-Pricele$$-(U.S.)                 468         20,618
  Corporate-(U.S.)                                        23,386         20,841
  Insurance-(U.S.)                                            --             --
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $    28,326    $    45,987
                                                     ===========    ===========
Interest income
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $    20,925    $    19,555
  Vehicle Rental Franchises-Pricele$$-(U.S.)               1,871          1,890
  Corporate-(U.S.)                                         1,942          1,534
  Insurance-(U.S.)                                        17,894         11,016
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $    42,632    $    33,995
                                                     ===========    ===========

                                                        Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2000           2001
                                                     -----------    -----------
Interest expense
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $        --    $        --
  Vehicle Rental Franchises-Pricele$$-(U.S.)                   6             --
  Corporate-(U.S.)                                            --             --
  Insurance-(U.S.)                                         6,921          6,197
  Insurance- (Bermuda)                                        --             --
                                                     -----------    -----------
                                                     $     6,927    $     6,197
                                                     ===========    ===========

Income taxes
  Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)      $   183,250    $   231,958
  Vehicle Rental Franchises-Pricele$$-(U.S.)                  --             --
  Corporate-(U.S.)                                            --             --
  Insurance-(U.S.)                                            --         18,850
  Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $   183,250    $   250,808
                                                     ===========    ===========

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

6.   SUBSEQUENT EVENTS

     The Company is in the process of finalizing a line of credit for $1,500,000 with Merrill Lynch. The purpose of this line of credit is to provide additional funds for purchasing vehicles in connection with the Company's store and the wheelchair van program, and also to issue a letter of credit as a security for the reinsurance arrangement with AIG. This letter of credit will replace the existing letter of credit with Bank of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     The Company operates in two principal segments: Vehicle Rental Franchise Programs (franchising) and Insurance Coverage (insurance). Franchising consists of operations under the Rent-A-Wreck and Pricele$$ lines of business. For the quarter ended June 30, 2001, franchising operations comprised 83% of consolidated net revenues (85% in 2000) and 88% of consolidated operating income (122% in 2000).

     For the quarter ended June 30, 2001, initial license fees, continuing license fees and advertising fees, increased by $194,363 (14%). Initial license fees increased by $136,001 (37%), continuing license fees increased by $64,141 (8%), and advertising fees decreased by $5,779 (2%). The increase in initial license fees and continuing license fees resulted primarily from the addition of new franchises and fleet growth at existing franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount of revenue, varies over the year, contributing to periodic increases or decreases in reported results. Management does not believe these short-term variations are indicative of longer term trends.

     Revenues from insurance premiums increased by $92,723 (36%) due to higher participation by the Company's franchisees in the Company's CAR Insurance program.

     Total operating expenses for both segments increased by $136,522 (11%) compared to the prior period. Salary expense for both segments decreased by $14,408 (6%). Advertising and promotion expenses increased by $19,328 (5%), which resulted primarily from an increase in national advertising expense to promote the Company. Sales and marketing expenses increased by $104,430 (111%), which resulted primarily from expenses associated with the Company's store and an increase in bad debt expense. Insurance underwriting expenses decreased by $49,015 (17%) due to a decrease in paid losses and loss reserves for unsettled claims. General and administrative expenses for both segments increased by $58,526 (22%), which resulted primarily from increases in legal expense.

     The Company realized operating income of $621,963, before taxes and interest, for the three-month period ended June 30, 2001 compared to operating income of $440,277 for the same period in the prior year, reflecting an increase of $181,686 (41%). This increase resulted primarily from an increase in insurance premiums as well as a decrease in underwriting expenses.

     Net interest income decreased by $7,907 (22%). This decrease was primarily due to lower interest earned on the cash deposits, which are held in interest bearing accounts.

     Income tax expense for the quarter ended June 30, 2001 increased by $67,558 (37%) compared to the three-month period ended June 30, 2000 due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had working capital of $2,023,710 compared to $1,940,176 at March 31, 2001. This increase of $83,534 resulted primarily from the net profit earned during the three-month period ended June 30, 2001.

     In March 2000, the Company obtained a $1,000,000 letter of credit from Bank of America in connection with the Company's CAR Insurance subsidiary, and replaced its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 6.75% on July 25, 2001). For the quarter ended June 30, 2001, AIG has not drawn any funds from the letter of credit.

     The Company rents its office facilities under the terms of an operating lease with a related party. The monthly office facilities lease commitment was $9,722 at June 30, 2001.

     Property and equipment increased by $347,399 (33%) from March 31, 2001 to June 30, 2001. This increase occurred primarily due to the purchase of 26 vehicles in connection with the Company's store, one vehicle in connection with the wheelchair van program and additional investment in computer software and hardware.

     Cash provided by operations was $358,507, resulting from net income before depreciation plus the decrease in prepaid income tax and the increase in accounts payable and accrued expenses, partially offset by the increase in accounts and notes receivable and prepaid expenses and the decrease in insurance loss reserves. Prepaid income tax decreased due to the income tax expense for the three months ended June 30, 2001. Accounts payable and accrued expenses increased primarily from accrued national advertising expense. Accounts and notes receivable increased primarily due to the timing differences between funds paid to and received from AIG in connection with the reinsurance program. Prepaid expenses increased primarily due to the interest paid on insurance financing in connection with the reinsurance program. Insurance loss reserves decreased primarily due to a decrease in paid losses and unsettled claims associated with the CAR Insurance program.

     Cash used in investing activities of $320,049 related primarily to the acquisition of vehicles, computer software and hardware, offset by a decrease in restricted cash due to additional national advertising expenses and proceeds from the sale of one vehicle.

     Cash provided by financing activities during the same period was $417,081, resulting from an increase in insurance financing payable in connection with the CAR insurance program, offset by the payment of preferred dividends.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2002.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

FORWARD LOOKING STATEMENTS

     The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation on the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. All forward-looking statements should be considered in light of these risks and uncertainties.

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended June 30, 2001 and 2000 and with respect to the balance sheets thereof at June 30 in each of those years.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                  Three Months ended June 30,
                                                  ---------------------------
                                                   2000                2001
                                                  -------             -------
                                                (in thousands except per share
                                               amounts and number of franchises)
                                                          (Unaudited)
FRANCHISEES' RESULTS
  Franchisees' revenue (1)                        $13,590             $14,659
  Number of franchised locations                      663                 677

RESULTS OF OPERATIONS
  Total revenue                                   $ 1,730             $ 2,048
  Total expense                                     1,298               1,426
  Income before income taxes                          476                 650
  Net income                                          293                 399

Earnings per common share
  Basic                                           $   .08             $   .09
  Weighted average common shares                    3,568               4,385

  Diluted                                         $   .05             $   .07
  Weighted average common shares plus
   convertible preferred stock, and
   options and warrants                             5,421               5,490

EBITDA (2)                                            511                 702

BALANCE SHEET DATA
  Working capital                                 $ 1,492             $ 2,024
  Total assets                                    $ 3,845             $ 5,252
  Shareholders' Equity                            $ 2,106             $ 3,240

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

SUBSEQUENT EVENTS

     The Company is in the process of finalizing a line of credit for $1,500,000 with Merrill Lynch. The purpose of this line of credit is to provide additional funds for purchasing vehicles in connection with the Company's store and the wheelchair van program, and also to issue a letter of credit as a security for the reinsurance arrangement with AIG. This letter of credit will replace the existing letter of credit with Bank of America.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Rent-A-Wreck of America, Inc.
          (Registrant)

By:                                             Date:

    /s/ Mitra Ghahramanlou                      August 10, 2001
    -------------------------------             ---------------
    Mitra Ghahramanlou
    Chief Accounting Officer


    /s/ Kenneth L. Blum, Sr.                    August 10, 2001
    -------------------------------             ---------------
    Kenneth L. Blum, Sr.
    CEO and Chairman of
    the Board