Form 10QSB
period 2001-09-30
RENT A WRECK OF AMERICA INC
filed 2001-11-19
CIK 763567

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


     Check  whether  the issuer  (1) has filed all  reports  required  to be fby
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:4,310,496 shares as of November 7, 2001.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                       FORM 10-QSB - SEPTEMBER 30, 2001

                                      INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2001 and
          September 30, 2001 (Unaudited)                                   2-3

        Consolidated Statements of Earnings for the Three and
          Six Month periods ended September 30, 2000 and
          2001 (Unaudited)                                                  4

        Consolidated Statements of Cash Flows for the Six
         Months ended September 30, 2000 and 2001 (Unaudited)               5

        Notes to Consolidated Financial Statements (Unaudited)             6-9

Item 2. Management's Discussion and Analysis or Plan of Operation         10-14

PART II. OTHER INFORMATION

Selected Financial Data                                                     15

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

        Signatures                                                          16

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             March 31,        September 30,
                                                               2001               2001
                                                            -----------       ------------
                                                                              (Unaudited)
CURRENT ASSETS:
 Cash and Cash Equivalents ...............................  $   554,181        $   683,995
 Restricted Cash .........................................      892,061            786,343
 Accounts Receivable, net of allowance for doubtful
  accounts of $854,423 and $940,803 at March 31, 2001
  and September 30, 2001, respectively:
   Continuing License Fees and Advertising Fees ..........      417,513            517,385
   Current Portion of Notes Receivable ...................      415,829            634,987
   Current Portion of Direct Financing Leases ............       15,321              5,049
   Insurance Premiums Receivable .........................        5,384             36,150
   Vehicle Rental Operation ..............................        1,971             43,964
   Other .................................................       81,359            212,574
 Prepaid Expenses and Other ..............................      165,811            182,040
 Prepaid Income Tax Expense ..............................      524,155             45,690
 Deferred Tax ............................................      341,983            359,314
                                                            -----------        -----------

     TOTAL CURRENT ASSETS ................................    3,415,568          3,507,491
                                                            -----------        -----------
PROPERTY AND EQUIPMENT:
 Furniture ...............................................       95,837             96,794
 Computer Hardware and Software ..........................      470,153            555,051
 Machinery and Equipment .................................       65,644             70,470
 Leasehold Improvements ..................................       23,767             23,767
 Vehicles ................................................      398,111          1,012,324
                                                            -----------        -----------
                                                              1,053,512          1,758,406
 Less: Accumulated Depreciation and Amortization .........     (363,075)          (456,290)
                                                            -----------        -----------

     NET PROPERTY AND EQUIPMENT ..........................      690,437          1,302,116
                                                            -----------        -----------
OTHER ASSETS:
 Intangible Assets, net of accumulated amortization of
  $152,770 and $164,185 at March 31, 2001 and
  September 30, 2001, respectively .......................      194,192            182,985
 Long-term Portion of Notes and Direct Financing Lease
  Receivables, net of allowance of $0 and $169,259 at
  March 31, 2001 and September 30, 2001, respectively ....       73,536             75,251
                                                            -----------        -----------

                                                                267,728            258,236
                                                            -----------        -----------

     TOTAL ASSETS ........................................  $ 4,373,733        $ 5,067,843
                                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     March 31,      September 30,
                                                                       2001              2001
                                                                    ----------      ------------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .........................   $  942,965       $  807,778
  Dividends Payable .............................................       22,100           22,100
  Insurance Financing Payable ...................................           --          273,855
  Insurance Loss Reserves .......................................      510,327          508,924
                                                                    ----------       ----------

    TOTAL CURRENT LIABILITIES ...................................    1,475,392        1,612,657
                                                                    ----------       ----------

LONG-TERM LIABILITIES:
  Deferred Tax Liability ........................................       35,514           35,514
                                                                    ----------       ----------

    TOTAL LONG-TERM LIABILITIES .................................       35,514           35,514
                                                                    ----------       ----------

    TOTAL LIABILITIES ...........................................    1,510,906        1,648,171
                                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES                                               --               --

SHAREHOLDERS' EQUITY:
  Convertible Cumulative Series A Preferred Stock, $.01 par
   value; authorized 10,000,000 shares; issued and outstanding
   1,105,000 shares at March 31, 2001 and at September 30, 2001
   (aggregate liquidation preference $884,000 at March 31, 2001
   and September 30, 2001) ......................................       11,050           11,050
  Common Stock, $.01 par value; authorized 25,000,000 shares;
   issued and outstanding 4,385,496 shares at March 31, 2001 and
   4,310,496 at September 30, 2001 ..............................       43,855           43,105
  Additional Paid-In Capital ....................................    2,267,709        2,118,461
  Retained Earnings .............................................      540,213        1,247,056
                                                                    ----------       ----------

    TOTAL SHAREHOLDERS' EQUITY ..................................    2,862,827        3,419,672
                                                                    ----------       ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................   $4,373,733       $5,067,843
                                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                Three Months                      Six Months
                                                             Ended September 30,              Ended September 30,
                                                         --------------------------       --------------------------
                                                             2000           2001              2000           2001
                                                         -----------    -----------       -----------    -----------
REVENUES:
  Initial License Fees                                   $   422,952    $   219,500       $   791,452    $   724,001
  Continuing License Fees                                  1,009,025      1,074,874         1,824,419      1,954,409
  Advertising Fees                                           304,645        340,332           546,123        576,031
  Insurance Premiums                                         322,880        320,633           580,249        670,725
  Vehicle Rental Operations                                    8,791         75,455            20,743        128,185
  Other                                                       36,697         49,008            71,681         74,336
                                                         -----------    -----------       -----------    -----------
                                                           2,104,990      2,079,802         3,834,667      4,127,687
                                                         -----------    -----------       -----------    -----------
EXPENSES:
  Salaries, Consulting Fees and Employee Benefits            221,928        301,875           485,643        573,229
  Advertising and Promotion                                  386,518        431,974           752,676        817,460
  Sales and Marketing Expenses                                91,999        202,271           179,607        352,629
  Direct Expenses-Rental Operations                            3,879         16,917             1,080         33,751
  General and Administrative Expenses                        306,999        335,189           567,301        654,017
  Repurchase of Options                                    1,234,560             --         1,234,560             --
  Underwriting Expenses                                      303,654        221,620           589,744        458,695
  Depreciation & Amortization                                 51,760         65,071            80,086        111,058
                                                         -----------    -----------       -----------    -----------
                                                           2,601,297      1,574,917         3,890,697      3,000,839
                                                         -----------    -----------       -----------    -----------

    OPERATING (LOSS) INCOME                                 (496,307)       504,885           (56,030)     1,126,848

OTHER INCOME (EXPENSE)
  Interest Income                                             39,305         74,195            81,937        108,190
  Interest Expense                                            (6,927)        (5,644)          (13,854)       (11,841)
                                                         -----------    -----------       -----------    -----------
                                                              32,378         68,551            68,083         96,349
                                                         -----------    -----------       -----------    -----------
    (LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)       (463,929)       573,436            12,053      1,223,197

INCOME TAX BENEFIT (EXPENSE)                                 328,427       (221,346)          145,177       (472,154)
                                                         -----------    -----------       -----------    -----------

    NET (LOSS) INCOME                                    $  (135,502)   $   352,090       $   157,230    $   751,043

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK           22,100         22,100            44,200         44,200
                                                         -----------    -----------       -----------    -----------
NET (LOSS) INCOME APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                       $  (157,602)   $   329,990       $   113,030    $   706,843
                                                         -----------    -----------       -----------    -----------
(LOSS) EARNINGS PER COMMON SHARE
  Basic                                                  $      (.04)   $       .08       $       .03    $       .16
                                                         -----------    -----------       -----------    -----------
Weighted average common shares                             3,824,186      4,356,311         3,696,901      4,370,824
                                                         ===========    ===========       ===========    ===========
  Diluted                                                $      (.04)   $       .06       $       .03    $       .14
                                                         -----------    -----------       -----------    -----------
Weighted average common shares plus convertible
 preferred stock, options and warrants                     3,824,186      5,463,354         5,411,681      5,476,295
                                                         ===========    ===========       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months
                                                                           Ended September 30,
                                                                      ----------------------------
                                                                          2000             2001
                                                                      -----------      -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net income ......................................................   $   157,230      $   751,043
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization .................................        80,086          111,058
    Deferred income taxes .........................................       241,000          (17,331)
    Gain on disposal of property and equipment ....................        (7,944)            (901)
    Provision for doubtful accounts ...............................        19,216          355,639
  Changes in assets and liabilities:
    Accounts and notes receivable .................................        19,164         (870,086)
    Prepaid expenses and other ....................................        (6,611)         (16,229)
    Prepaid income tax ............................................            --          478,465
    Income taxes recoverable ......................................      (683,097)              --
    Accounts payable and accrued expenses .........................      (377,505)        (135,187)
    Income taxes payable ..........................................      (338,550)              --
    Insurance loss reserves .......................................       129,070           (1,403)
                                                                      -----------      -----------
          Net cash (used in) provided by operating activities .....      (767,941)         655,068
                                                                      -----------      -----------
Cash flows from investing activities:
  Increase (decrease) in restricted cash ..........................      (192,659)         105,718
  Proceeds from sale of property and equipment ....................        32,575           11,400
  Acquisition of property and equipment and intangible assets .....      (276,494)        (722,027)
                                                                      -----------      -----------
          Net cash used in investing activities ...................      (436,578)        (604,909)
                                                                      -----------      -----------
Cash flow from financing activities:
  Increase in insurance financing payable .........................       297,226          273,855
  Net proceeds from exercise of stock options and warrants ........       896,866               --
  Retirement of common stock ......................................            --         (150,000)
  Preferred dividends paid ........................................       (44,200)         (44,200)
                                                                      -----------      -----------
          Net cash provided by financing activities ...............     1,149,892           79,655
                                                                      -----------      -----------

          Net increase in cash and cash equivalents ...............       (54,627)         129,814

Cash and cash equivalents at beginning of period ..................       701,808          554,181
                                                                      -----------      -----------
Cash and cash equivalents at end of period ........................   $   647,181      $   683,995
                                                                      -----------      -----------
Supplemental disclosure of cash flow information:
  Interest paid ...................................................   $    13,854      $    11,841
  Taxes paid ......................................................   $   634,629      $    11,020

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. (the "Company") and its wholly owned subsidiaries, Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing") and Priceless Rent-A-Car, Inc. ("PRICELESS").

     All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2001 audited financial statements filed with the Securities and Exchange Commission on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. This Statement, when adopted, requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.
Although the Company is still reviewing the provisions of this Statement, management's preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

3.   STOCKHOLDERS EQUITY

     PREFERRED STOCK

     A quarterly preferred dividend of $22,100 was declared for the first quarter ended June 30, 2001 and it was paid on August 13, 2001. For the quarter ended September 30, 2001, the Company declared preferred dividends totaling $22,100 which are expected to be paid during the third quarter of the Company's 2002 fiscal year.

     COMMON STOCK

     In August 2001, the Company repurchased and retired 75,000 shares of its common stock for a total purchase price of $150,000.

4.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2000 and 2001 is as follows:

                                                              Three Months                   Six Months
                                                          Ended September 30,            Ended September 30,
                                                      --------------------------     -------------------------
                                                          2000           2001            2000          2001
                                                      -----------    -----------     -----------   -----------
BASIC EPS COMPUTATION
Net (loss) income applicable to common and common
 equivalent shares                                    $  (157,602)   $   329,990     $   113,030   $   706,843
Weighted average common shares - Basic                  3,824,186      4,356,311       3,696,901     4,370,824
                                                      -----------    -----------     -----------   -----------
Basic EPS                                             $      (.04)   $       .08     $       .03   $       .16
                                                      ===========    ===========     ===========   ===========
DILUTED EPS COMPUTATION
Net (loss) income applicable to common and common
 equivalent shares                                     $ (157,602)   $   329,990     $   113,030   $   706,843
Dividends on convertible preferred stock                   22,100         22,100          44,200        44,200
                                                      -----------    -----------     -----------   -----------
                                                         (135,502)       352,090         157,230       751,043
                                                      -----------    -----------     -----------   -----------

Weighted average common shares - Basic                  3,824,186      4,356,311       3,696,901     4,370,824
Weighted average convertible preferred stock                   --      1,105,000       1,105,000     1,105,000
Weighted average options and warrants                          --          2,043         609,780           471
Weighted average common shares - Diluted                3,824,186      5,463,354       5,411,681     5,476,295
                                                      -----------    -----------     -----------   -----------

Diluted EPS                                           $      (.04)           .06     $       .03           .14
                                                      ===========    ===========     ===========   ===========

     The incremental shares from assumed conversions of preferred stock, which amount to 1,105,000 for the three months ended September 30, 2000 are not included in computing the diluted per share amounts since inclusion of such shares would be anti-dilutive.

5.   GEOGRAPHIC AND INDUSTRY SEGMENTS

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

     Information by geographic area and industry segment is as follows:

                                                        Six Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2000           2001
                                                   -----------    -----------
Net revenues from external customers
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)     $ 2,998,051    $ 2,917,661
 Vehicle Rental Franchises-Pricele$$-(U.S.)            237,915        410,816
 Vehicle Rental Operations-(U.S.)                       20,744        128,185
 Corporate-(U.S.)                                        1,550            300
 Insurance-(U.S.)                                      576,407        670,725
 Insurance-(Bermuda)                                        --             --
                                                   -----------    -----------
                                                   $ 3,834,667    $ 4,127,687
                                                   ===========    ===========
Segment operating income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)     $   419,490    $ 1,122,572
 Vehicle Rental Franchises-Pricele$$-(U.S.)           (275,584)        (4,323)
 Vehicle Rental Operations-(U.S.)                     (100,512)      (138,765)
 Corporate-(U.S.)                                      (46,620)       (20,561)
 Insurance-(U.S.)                                      (52,804)       167,925
 Insurance-(Bermuda)                                        --             --
                                                   -----------    -----------
                                                   $   (56,030)   $ 1,126,848
                                                   ===========    ===========
Expenditures for segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)     $        --    $        --
 Vehicle Rental Franchises-Pricele$$-(U.S.)             10,107            208
 Vehicle Rental Operations-(U.S.)                       94,464        631,535
 Corporate-(U.S.)                                      171,923         90,284
 Insurance-(U.S.)                                           --             --
 Insurance-(Bermuda)                                        --             --
                                                   -----------    -----------
                                                   $   276,494    $   722,027
                                                   ===========    ===========
Depreciation and amortization
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)     $     8,944    $     9,056
 Vehicle Rental Franchises-Pricele$$-(U.S.)              1,177          2,358
 Vehicle Rental Operations-(U.S.)                       20,843         59,554
 Corporate-(U.S.)                                       49,122         40,090
 Insurance-(U.S.)                                           --             --
 Insurance-(Bermuda)                                        --             --
                                                   -----------    -----------
                                                   $    80,086    $   111,058
                                                   ===========    ===========
Interest income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $   36,675    $   72,493
 Vehicle Rental Franchises-Pricele$$-(U.S.)               4,314        12,587
 Vehicle Rental Operations-(U.S.)                            --            --
 Corporate-(U.S.)                                         5,612         2,829
 Insurance-(U.S.)                                        35,336        20,199
 Insurance-(Bermuda)                                         --            82
                                                     ----------    ----------
                                                     $   81,937    $  108,190
                                                     ==========    ==========
Interest expense
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $       --    $       --
 Vehicle Rental Franchises-Pricele$$-(U.S.)                  12            --
 Vehicle Rental Operations-(U.S.)                            --            --
 Corporate-(U.S.)                                            --            --
 Insurance-(U.S.)                                        13,842        11,841
 Insurance- (Bermuda)                                        --            --
                                                     ----------    ----------
                                                     $   13,854    $   11,841
                                                     ==========    ==========

                                                         Six Months Ended
                                                           September 30,
                                                     ------------------------
                                                        2000          2001
                                                     ----------    ----------
Income tax benefit (expense)
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $  145,177    $ (433,677)
 Vehicle Rental Franchises-Pricele$$-(U.S.)                  --        (3,189)
 Vehicle Rental Operations-(U.S.)                            --            --
 Corporate-(U.S.)                                            --            --
 Insurance-(U.S.)                                            --       (35,288)
 Insurance-(Bermuda)                                         --            --
                                                     ----------    ----------
                                                     $  145,177    $ (472,154)
                                                     ==========    ==========

                                                       Year        Six Months
                                                       Ended         Ended
                                                      March 31,   September 30,
                                                        2001          2001
                                                     ----------   ------------
Segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $2,351,100    $2,178,805
 Vehicle Rental Franchises-Pricele$$-(U.S.)             268,587       408,675
 Vehicle Rental Operations-(U.S.)                       305,786       941,943
 Corporate-(U.S.)                                       384,141       331,520
 Insurance-(U.S.)                                     1,055,877     1,198,575
 Insurance-(Bermuda)                                      8,242         8,325
                                                     ----------    ----------
                                                     $4,373,733    $5,067,843
                                                     ==========    ==========

6.   LITIGATION

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

7.   SUBSEQUENT EVENTS

     In October 2001, the Company finalized a line of credit for $1,500,000 with Merrill Lynch. The purpose of this line of credit is to provide additional funds for purchasing vehicles in connection with the Company's Rental Operations, and to provide security for the reinsurance arrangement with AIG. This letter of credit has replaced the letter of credit with Bank of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Company operates in three principal segments: Vehicle Rental Franchise Programs (Franchising), Insurance Coverage (Insurance) and Vehicle Rental Operations (Rental Operations).

     For the quarter ended September 30, 2001, initial license fees, continuing license fees and advertising fees decreased by $101,916 (6%). Initial license fees decreased by $203,452 (48%), continuing license fees increased by $65,849 (6%), and advertising fees increased by $35,687 (12%). The decrease in initial license fees resulted primarily from the timing of closings of new franchise sales, each of which is for a relatively large amount of revenue which contributes to periodic increases or decreases in reported results throughout the year. While there can be no assurances, management does not believe these short-term variations are indicative of longer term trends. The increase in continuing license fees and advertising fees resulted from confessions of judgment from 11 franchisees for past due fees which had not previously been recorded as revenues since the Company did not believe collectability was probable at that time. The Company has initiated lawsuits to pursue claims for past due fees from another 14 franchisees.

     Revenues from insurance premiums decreased by $2,247 (1%) due to a lower number of vehicles in the Company's CAR Insurance program. This lower number is a direct consequence of the Company's new underwriting standards policy, which is designed to tighten the number of candidates who meet such suitable criteria.

     Revenues from vehicle rental operations increased by $66,664 (758%) due to more Company-owned cars being added to the Rental Operations fleet.

     On September 21, 2000, the Company entered into an agreement to repurchase 957,721 options for $1,234,560. These options were held by related parties. If the repurchase of options had not impacted the consolidated statement of operations for the three months ended September 30, 2000, operating expenses would have been $1,366,737 instead of $2,601,297.

     Excluding the repurchase of these options in the quarter ended September 30, 2000, total operating expenses for all segments increased by $208,180 (15%) for the three-month period ended September 30, 2001. Salary expense for all segments increased by $79,947 (36%), which resulted primarily from hiring additional employees in the Company's Rental Operations segment and hiring a subrogation expert in connection with the Insurance segment. Advertising and promotion expenses increased by $45,456 (12%), which resulted primarily from an increase in national advertising expense to promote the Company and its brand. Sales and marketing expenses increased by $110,272 (120%), which resulted primarily from an increase in reserves for bad debt expense due to the confessions of judgment referred to above. General and administrative expenses for all three segments increased by $28,190 (9%), which resulted primarily from an increase in professional fees.

     Insurance underwriting expenses decreased by $82,034 (27%) due to a decrease in paid losses and loss reserves for unsettled claims due to the Company's improved underwriting and subrogation efforts.

     Depreciation and amortization expense increased by $13,311 (26%), which was primarily due to additional depreciation associated with the purchase of vehicles in the Company's Rental Operations and additional investment in computer software and hardware.

     If the repurchase of options had not impacted the consolidated statement of operations for the three months ended September 30, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $738,253 instead of an operating loss of $496,307, net income would have been $515,023 instead of a net loss of $135,502, basic earnings per share would have been $.13 instead of ($.04), and diluted earnings per share would have been $.10 instead of ($.04).

     Excluding the repurchase of these options in the quarter ended September 30, 2000, the Company realized operating income of $738,253, before taxes and interest, for the three-month period ended September 30, 2000, compared to $504,885 for the three-month period ended September 30, 2001, reflecting a decrease of $233,368 (32%), which resulted primarily from a decrease in initial license fees and an increase in Rental Operations expenses, partially offset by a decrease in underwriting expenses.

     Excluding the repurchase of these options in the quarter ended September 30, 2000, net income was $515,023 for the three months ended September 30, 2000 compared to net income of $352,090 for the three months ended September 30, 2001, reflecting a decrease of $162,933 (32%).

     Net interest income increased by $36,173 (112%). This increase was primarily due to recording some interest income in connection with the confessions of judgment referred to above.

     For the quarter ended September 30, 2000, the Company had an income tax benefit of $328,427 primarily due to the income tax benefit associated with the Company's repurchase of 957,721 options and the exercise of warrants and options for 927,279 shares of common stock. Excluding the repurchase of these options, the income tax expense would have been $255,607 for the three months ended September 30, 2000 compared to $221,346 for the quarter ended September 30, 2001.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     The Company operates in three principal segments: Vehicle Rental Franchise Programs (Franchising), Insurance Coverage (Insurance) and Vehicle Rental Operations (Rental Operations). For the six months ended September 30, 2001, franchising operations comprised 81% of consolidated net revenues (84% in 2000) and 99% of consolidated operating income (257% in 2000).

     Net revenues increased by $293,020 (8%) for the six-month period ended September 30, 2001 compared to the same period in the prior year. This increase occurred due to a $129,990(7%) increase in continuing license fees, a $29,908 (5%)increase in advertising fees, a $90,476 (15%) increase in premium income associated with the Insurance segment, and a $107,442 (518%) increase in Rental Operations, offset by a $67,451 (8%) decrease in initial license fees. Generally, these increases and this decrease occurred for the same reasons as those for the three-month period stated above.

     If the repurchase of options had not impacted the consolidated statement of operations for the six months ended September 30, 2000, operating expenses would have been $2,656,137 instead of $3,890,697.

     Excluding the repurchase of options in 2000, total operating expenses increased by $344,702 (13%) in this period compared to the same period in the prior year. Salary expense increased by $87,586 (18%), which resulted primarily from additional hiring for the Company's Rental Operations and hiring of a subrogation expert in connection with the Company's Insurance segment. Advertising and promotion expenses increased by $64,784 (9%), which resulted primarily from an increase in national advertising expenses to promote the Company. Sales and marketing expenses increased by $173,022 (96%), which resulted primarily from an increase in reserves for bad debt expense due to the confessions of judgment referred to above. Direct expenses for the Company's Rental Operations increased by $32,671 (302%), due to addition of personnel, vehicles and facilities. General and administrative expenses increased by $86,716 (15%), which resulted primarily from an increase in professional fees. Underwriting expenses decreased by $131,049 (22%) in paid losses and loss reserves for unsettled claims due to the Company's improved underwriting and subrogation efforts.

     Depreciation and amortization expense increased by $30,972 (39%) which was primarily due to additional depreciation associated with the purchase of vehicles for the Company's Rental Operations and additional investment in computer software and hardware.

     If the repurchase of options had not impacted the Consolidated Statement of Earnings for the six months ended September 30, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $1,178,530 in 2000 instead of an operating loss of $56,030. Net income would have been $807,276 instead of $157,230, basic earnings per share would have been $.21 instead of $.03, and diluted earnings per share would have been $.15 instead of $.03.

     Excluding the repurchase of options, the Company realized operating income of $1,178,530, before taxes and interest, for the six-month period ended September 30, 2000 as compared to operating income of $1,126,848 for the six month period ended September 30, 2001, reflecting a decrease of $51,682 (4%). This decrease resulted primarily from a decrease in initial license fees and an increase in the Company's Rental Operations expenses, partially offset by an increase in insurance premiums as well as a decrease in underwriting expenses.

     Net income was $751,043 for the six months ended September 30, 2001 compared to net income of $807,276 for the same period in the prior year, reflecting a decrease of $56,233 (7%).

     Income tax expense for the six-month period ended September 30, 2000 was an income tax benefit of $145,177 due to the income tax benefit associated with the Company's repurchase of 957,721 options and the exercise of warrants and options for 927,279 shares of common stock. Excluding the repurchase of these options, the income tax expense would have been $439,337 for the six months ended September 30, 2000 compared to $472,154 for the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $1,894,834 compared to $1,940,176 at March 31, 2001. This decrease of $45,342 resulted primarily from cash of $150,000 paid by the Company to buy back 75,000 shares of its common stock, as well as the payment of preferred stock dividends, offset by the net profit earned during the six-month period ended September 30, 2001.

     In March 2000, the Company obtained a $1,000,000 letter of credit from Bank of America in connection with the Company's CAR Insurance subsidiary, and canceled its letters of credit with The Chase Manhattan Bank and the Bank of Butterfield. This letter of credit is part of the agreement between the Company and Bank of America as security for the letter of credit issued to American International Group ("AIG") by Bank of America. This letter of credit is secured by a certificate of deposit of $600,000 held by Bank of America plus 50% of all the Company's eligible accounts receivable. Funds drawn against the letter of credit bear interest at Bank of America's prime commercial lending rate plus 1.5% (which prime rate was 5% on November 7, 2001). For the quarter ended September 30, 2001, AIG did not draw any funds from the letter of credit. In October 2001, the letter of credit from Bank of America was replaced by a letter of credit from Merrill Lynch.

     Property and equipment increased by $704,894 (67%) from March 31, 2001 to September 30, 2001. This increase occurred primarily due to the purchase of 56 vehicles in connection with the Company's Rental Operations and additional investment in computer software and hardware.

     Cash provided by operations was $655,068, resulting from net income before depreciation plus the decrease in prepaid income tax expense, partially offset by the increase in accounts and notes receivable and prepaid expenses and the decrease in insurance loss reserves and the decrease in accounts payable and accrued expenses. Prepaid income tax decreased due to the income tax expense for the six months ended September 30, 2001. Accounts and notes receivable increased primarily due to the timing differences between funds paid to and received from AIG in connection with the reinsurance program. Prepaid expenses increased primarily due to the interest paid on insurance financing in connection with the reinsurance program and additional promotional materials. Insurance loss reserves decreased primarily due to a decrease in paid losses and unsettled claims associated with the CAR Insurance program. Accounts payable and accrued expenses decreased primarily due to a decrease in accrued national advertising expenses.

     Cash used in investing activities of $604,909 related primarily to the acquisition of vehicles, computer software and hardware, offset by a decrease in restricted cash due to additional national advertising expenses and proceeds from the sale of three vehicles.

     Cash provided by financing activities during the same period was $79,655, resulting from an increase in insurance financing payable in connection with the CAR insurance program, offset by the buyback of common stock and the payment of preferred dividends.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2002.

FORWARD LOOKING STATEMENTS

     The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual rto differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation on the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. All forward-looking statements should be considered in light of these risks and uncertainties.

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for the six month periods ended September 30, 2000 and 2001 and with respect to the balance sheets at September 30, 2000 and 2001.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                         Three Months            Six Months
                                      Ended September 30,   Ended September 30,
                                     --------------------   -------------------
                                       2000        2001       2000       2001
                                     --------    --------   --------   --------
                                           (in thousands except per share
                                              and number of franchises)
                                                    (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)
Franchisees' Revenue (1)              $16,817    $17,915    $30,407    $32,573
Number of Franchised locations            669        688        669        688

COMPANY'S RESULTS OF OPERATIONS
Total Revenue                         $ 2,105    $ 2,079    $ 3,835    $ 4,128
Operating expenses                      2,601      1,575      3,891      3,001
(Loss) income before income taxes     $  (464)   $   573    $    12    $ 1,223
Net (loss) income                        (136)       352        157        751

(Loss) earnings per common share

Basic                                 $  (.04)   $   .08    $   .03    $   .16
Weighted average common shares          3,824      4,356      3,697      4,371

Diluted                               $  (.04)   $   .06    $   .03    $   .14
Weighted average common shares
 plus convertible preferred stock,
 options and warrants                   3,824      5,463      5,412      5,476

EBITDA (2)                                839        644      1,351      1,346

                                           September 30,
                                       -----------------
                                        2000       2001
                                       ------     ------
                                          (Unaudited)
BALANCE SHEET DATA
Working capital                        $2,092     $1,895
Total assets                           $4,700     $5,068
Shareholders' equity                   $2,845     $3,420

----------
(1) The franchisees' revenue data has been derived from unaudited reports provided by franchisees in paying license fees.
(2) "EBITDA" is earnings before interest expense, depreciation, amortization, taxes and repurchase of options. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting
     EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Rent-A-Wreck's reported EBITDA may not be comparable to similarly titled measures used by other companies.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     During the quarter ended September 30, 2001, the Company bought back 75,000 shares of its common stock reducing total outstanding common shares from 4,385,496 to 4,310,496.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     See exhibit index.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rent-A-Wreck of America, Inc.
                                    (Registrant)


Date: November 19, 2001             By: /s/ Mitra Ghahramanlou
                                        -------------------------------
                                        Mitra Ghahramanlou
                                        Chief Accounting Officer


Date: November 19, 2001             By: /s/ Kenneth L. Blum, Sr.
                                        -------------------------------
                                        Kenneth L. Blum, Sr.
                                        CEO and Chairman of the Board

                                  EXHIBIT INDEX
                                       TO
                          RENT-A-WRECK of AMERICA, INC.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001


EXHIBIT NO.           DESCRIPTION
-----------           -----------

  10.1           Unconditional Guaranty                      Filed herewith

  10.2           Unconditional Guaranty                      Filed herewith

  10.3           Unconditional Guaranty                      Filed herewith

  10.4           Loan and Security Agreement                 Filed herewith

  10.5           Security Agreement                          Filed herewith

  10.6           Security Agreement                          Filed herewith

  10.7           Loan and Security Agreement                 Filed herewith

  10.8           Letter of Credit Amendment                  Filed herewith

  10.9           Irrevocable Letter of Credit                Filed herewith