Form 10QSB
period 2001-12-31
RENT A WRECK OF AMERICA INC
filed 2002-02-14
CIK 763567

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

   4,230,296 shares of common stock were outstanding as of February 1, 2002.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 2001

                                      INDEX


Part I. Financial Information                                               Page
-----------------------------                                               ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2001 (Unaudited)                                      2-3

        Consolidated Statements of Earnings for the Three and
          Nine Month periods ended December 31, 2000 and 2001
          (Unaudited)                                                          4

        Consolidated Statements of Cash Flows for the Nine Months
          ended December 31, 2000 and 2001 (Unaudited)                         5

        Notes to Consolidated Financial Statements (Unaudited)              6-12

Item 2. Management's Discussion and Analysis or Plan of Operation          13-17

Part II. Other Information
--------------------------

Selected Financial Data                                                    18-19

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

Signatures                                                                    21

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31,     December 31,
                                                        2001            2001
                                                     -----------    -----------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents ........................ $   554,181    $   791,369
  Restricted Cash ..................................     892,061        664,803
  Accounts Receivable, net of allowance
    for doubtful accounts of $854,423 and $965,125
      at March 31, 2001 and December 31, 2001,
       respectively:
        Continuing License Fees and
          Advertising Fees .........................     417,513        473,426
        Current Portion of Notes Receivable ........     415,829        464,740
        Current Portion of Direct Financing
          Leases ...................................      15,321         15,738
        Insurance Premiums Receivable ..............       5,384         26,172
        Vehicle Rental Operation ...................       1,971        101,657
        Other ......................................      81,359        327,782
  Prepaid Expenses and Other .......................     165,811        214,799
  Prepaid Income Tax Expense .......................     524,155        193,823
  Deferred Tax .....................................     341,983        359,314
                                                     -----------    -----------

    TOTAL CURRENT ASSETS ...........................   3,415,568      3,633,623
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
  Furniture ........................................      95,837         98,860
  Computer Hardware and Software ...................     470,153        547,391
  Machinery and Equipment ..........................      65,644         71,289
  Leasehold Improvements ...........................      23,767         28,417
  Vehicles .........................................     398,111      1,335,869
                                                     -----------    -----------
                                                       1,053,512      2,081,826
  Less:  Accumulated Depreciation and
         Amortization ..............................    (363,075)      (514,270)
                                                     -----------    -----------

    NET PROPERTY AND EQUIPMENT .....................     690,437      1,567,556
                                                     -----------    -----------

OTHER ASSETS:
  Intangible Assets, net of accumulated
    amortization of $152,770 and $169,865 at
    March 31, 2001 and December 31, 2001,
     respectively ..................................     194,192        181,695
  Long-term Portion of Notes and Direct Financing
    Lease Receivables, net of allowance of $0 and
      $169,259 at March 31, 2001 and December 31,
        2001, respectively .........................      73,536        162,548
                                                     -----------    -----------
                                                         267,728        344,243
                                                     -----------    -----------

    TOTAL ASSETS ................................... $ 4,373,733    $ 5,545,422
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,   December 31,
                                                          2001          2001
                                                       ----------   -----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .............  $  942,965   $  891,149
  Dividends Payable .................................      22,100       22,100
  Insurance Financing Payable .......................          --      109,542
  Vehicle Financing Payable .........................          --      100,008
  Insurance Loss Reserves ...........................     510,327      624,397
                                                       ----------   ----------

    TOTAL CURRENT LIABILITIES .......................   1,475,392    1,747,196
                                                       ----------   ----------

LONG-TERM LIABILITIES:

  Vehicle Financing Payable .........................          --      380,562
  Deferred Tax Liability ............................      35,514       35,514
                                                       ----------   ----------

    TOTAL LONG-TERM LIABILITIES .....................      35,514      416,076
                                                       ----------   ----------

    TOTAL LIABILITIES ...............................   1,510,906    2,163,272
                                                       ----------   ----------

COMMITMENTS AND CONTINGENCIES .......................          --           --

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,105,000 shares at
    March 31, 2001 and at December 31, 2001
    (aggregate liquidation preference $884,000
    at March 31, 2001 and December 31, 2001) ........      11,050       11,050
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    4,385,496 shares at March 31, 2001 and 4,230,296
    at December 31, 2001 ............................      43,855       42,303
  Additional Paid-In Capital ........................   2,267,709    1,984,309
  Retained Earnings .................................     540,213    1,344,488
                                                       ----------   ----------

    TOTAL SHAREHOLDERS' EQUITY ......................   2,862,827    3,382,150
                                                       ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY ........................................  $4,373,733   $5,545,422
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                      Three Months                   Nine Months
                                                   Ended December 31,            Ended December 31,
                                               --------------------------    --------------------------
                                                  2000           2001           2000           2001
                                               -----------    -----------    -----------    -----------
REVENUES:
  Initial License Fees .....................   $   154,500    $   201,456    $   945,952    $   925,457
  Continuing License Fees ..................       756,747        824,008      2,581,166      2,778,417
  Advertising Fees .........................       229,936        230,010        776,059        806,041
  Insurance premiums .......................       301,598        291,537        881,847        962,262
  Vehicle Rental Operations ................        20,285        147,953         41,028        276,138
  Other ....................................        42,089         29,547        113,770        103,883
                                               -----------    -----------    -----------    -----------
                                                 1,505,155      1,724,511      5,339,822      5,852,198
                                               -----------    -----------    -----------    -----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits ......................       227,142        344,243        712,785        917,472
  Advertising and Promotion ................       325,556        334,013      1,078,232      1,151,473
  Sales and Marketing Expenses .............        91,896        148,065        271,503        500,694
  Direct Expenses - Rental Operations ......         4,305         46,538          5,385         80,289
  General and Administrative Expenses ......       310,259        337,625        877,560        991,642
  Repurchase of Options ....................            --             --      1,234,560             --
  Underwriting Expenses ....................       236,162        286,711        825,906        745,406
  Depreciation & Amortization ..............        44,475         64,311        124,561        175,369
                                               -----------    -----------    -----------    -----------
                                                 1,239,795      1,561,506      5,130,492      4,562,345
                                               -----------    -----------    -----------    -----------

      OPERATING INCOME .....................       265,360        163,005        209,330      1,289,853

OTHER INCOME (EXPENSE)
  Interest Income ..........................        27,471         42,880        109,408        151,070
  Interest Expense .........................        (6,936)       (11,208)       (20,790)       (23,049)
                                               -----------    -----------    -----------    -----------
                                                    20,535         31,672         88,618        128,021
                                               -----------    -----------    -----------    -----------
      INCOME BEFORE INCOME TAX EXPENSE .....       285,895        194,677        297,948      1,417,874
                                               -----------    -----------    -----------    -----------

INCOME TAX (EXPENSE) BENEFIT ...............      (110,354)       (75,145)        34,823       (547,299)
                                               -----------    -----------    -----------    -----------

      NET INCOME ...........................   $   175,541    $   119,532    $   332,771    $   870,575

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ..........................        22,100         22,100         66,300         66,300
                                               -----------    -----------    -----------    -----------
NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES .............   $   153,441    $    97,432    $   266,471    $   804,275
                                               -----------    -----------    -----------    -----------
EARNINGS PER COMMON SHARE

  Basic ....................................   $       .03    $       .02    $       .07    $       .19
                                               -----------    -----------    -----------    -----------

Weighted average common shares .............     4,486,366      4,268,418      3,961,013      4,336,564
                                               ===========    ===========    ===========    ===========

  Diluted ..................................   $       .03    $       .02    $       .06    $       .16
                                               -----------    -----------    -----------    -----------
Weighted average common shares plus
 convertible preferred stock, options
 and warrants ..............................     5,593,517      5,375,175      5,473,250      5,442,464
                                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended December 31,
                                                             ------------------------------
                                                                   2000           2001
                                                               -----------    -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income ...............................................   $   332,771    $   870,575
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization ........................       124,561        175,369
      Deferred income taxes ................................       226,081        (17,331)
      Gain on disposal of property and equipment ...........        (8,090)         4,648
      Provision for doubtful accounts ......................        36,601        279,961
  Changes in assets and liabilities:
      Accounts and notes receivable ........................        21,037       (841,111)
      Prepaid expenses .....................................        (8,607)       (48,988)
      Income taxes recoverable .............................      (594,630)       330,332
      Accounts payable and accrued
        expenses ...........................................      (391,623)       (51,816)
      Income taxes payable .................................      (338,550)            --
      Insurance loss reserves ..............................       111,838        114,070
                                                               -----------    -----------

      Net cash (used in) provided by operating activities ..      (488,611)       815,709
                                                               -----------    -----------
Cash flows from investing activities:
  (Increase) decrease in restricted cash ...................      (186,507)       227,258
  Proceeds from sale of property and equipment .............        32,620         11,400
  Acquisition of property and equipment ....................      (339,340)    (1,051,439)
  Additions to intangible assets ...........................       (15,173)        (4,598)
                                                               -----------    -----------

      Net cash used in investing activities ................      (508,400)      (817,379)
                                                               -----------    -----------
Cash flow from financing activities:
  Increase in insurance financing payable ..................       119,574        109,542
  Increase in vehicle financing payable ....................            --        480,570
  Net proceeds from exercise of stock options and warrants .       896,866             --
  Retirement of common stock ...............................      (100,222)      (284,954)
  Preferred dividends paid .................................       (66,300)       (66,300)
                                                               -----------    -----------

      Net cash provided by financing activities ............       849,918        238,858
                                                               -----------    -----------
      Net (decrease) increase in cash and cash
         equivalents .......................................      (147,093)       237,188

Cash and cash equivalents at beginning of period ...........       701,808        554,181
                                                               -----------    -----------

Cash and cash equivalents at end of period .................   $   554,715    $   791,369
                                                               -----------    -----------
Supplemental disclosure of cash flow information:
  Interest paid ............................................   $    20,790    $    23,049
  Taxes paid ...............................................   $   670,993    $   275,889

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements presented herein include the accounts of Rent-A-Wreck of America, Inc. (the "Company") and its wholly owned subsidiaries, Rent-A-Wreck One Way, Inc. ("RAW One Way"), Consolidated American Rental Insurance Company, LTD ("CAR Insurance") and Bundy American Corporation ("Bundy"), and Bundy's subsidiaries, Rent-A-Wreck Leasing, Inc. ("RAW Leasing") and Priceless Rent-A-Car, Inc. ("PRICELESS"), and Priceless's subsidiary, Priceless Rent-A-Car of Maryland, Inc. ("Rental Operations").

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

2.   VEHICLE FINANCING PAYABLE

     The Company recently opened two stores under its trademark, Priceless, in conjunction with its Rental Operations segment. These stores are located in the state of Maryland. In October 2001, the Company obtained a line of credit in the amount of $500,000, which is part of the $1,500,000 line of credit with Merrill Lynch, to purchase vehicles. This line of credit is secured by a certificate of deposit of $600,000 held by Merrill Lynch, and in addition, Merrill Lynch has a first lien on all of the Company's assets. For the quarter ended December 31, 2001, the Company borrowed $480,570 from this line of credit, which is payable in a 5-year term in equal monthly principal payments of $8,334 starting January 2002. In addition, this line of credit bears an interest rate of 2.90% plus the 30-day Dealer Commercial Paper Rate published in the Wall Street Journal, based upon actual days elapsed over a 360-day year. The effective rate at December 31, 2001 was 4.68%.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. This Statement, when adopted, requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Effective April 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.
Although the Company is still reviewing the provisions of this Statement, management's preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

     In July, 2001, the FASB issued Statement of Financial  Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

     The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations, but in any event, does not expect any impact to be material.

4.   STOCKHOLDERS EQUITY

     PREFERRED STOCK

     During the nine months ended December 31, 2001, the Company has declared dividends on preferred stock totaling $66,300, of which $44,200 has been paid.


     COMMON STOCK

     During the nine months ended December 31, 2001, the Company repurchased and retired 155,200 shares of its common stock for a total purchase price of $284,954.

5.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2000 and 2001 is as follows:

                                     Three Months              Nine Months
                                  Ended December 31,        Ended December 31,
                               -----------------------   -----------------------
                                  2000         2001         2000         2001
                               ----------   ----------   ----------   ----------
BASIC EPS COMPUTATION

 Net income applicable
  to common and common
  equivalent shares            $  153,441   $   97,432   $  266,471   $  804,275

 Weighted average common
  shares - Basic                4,486,366    4,268,418    3,961,013    4,336,564
                               ----------   ----------   ----------   ----------

Basic EPS                      $      .03   $      .02   $      .07   $      .19
                               ==========   ==========   ==========   ==========

DILUTED EPS COMPUTATION

 Net income applicable
  to common and common
  equivalent shares            $  153,441   $   97,432   $  266,471   $  804,275
 Dividends on convertible
  preferred stock                  22,100       22,100       66,300       66,300
                               ----------   ----------   ----------   ----------
                                  175,541      119,532      332,771      870,575
                               ----------   ----------   ----------   ----------

 Weighted average common
  shares - Basic                4,486,366    4,268,418    3,961,013    4,336,564
 Weighted average convertible
  preferred stock               1,105,000    1,105,000    1,105,000    1,105,000
 Weighted average options
  and warrants                      2,151        1,757      407,237          900
                               ----------   ----------   ----------   ----------
 Weighted average common
  shares - Diluted              5,593,517    5,375,175    5,473,250    5,442,464
                               ----------   ----------   ----------   ----------
Diluted EPS                    $      .03          .02   $      .06          .16
                               ==========   ==========   ==========   ==========

6.   GEOGRAPHIC AND INDUSTRY SEGMENTS

     The Company currently operates in three principal segments: Vehicle Rental Franchise Programs, Insurance Coverage for its franchisees, and Vehicle Rental Operations. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data includes revenues based upon customer locations and assets based on physical locations.

     The Company's foreign operations are presently conducted by CAR Insurance in Bermuda.

     Information by geographic area and industry segment is as follows:

                                                          Nine Months Ended
                                                             December 31,
                                                     --------------------------
                                                        2000           2001
                                                     -----------    -----------
Net revenues from external customers
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $ 4,047,424    $ 4,055,957
 Vehicle Rental Franchises-Pricele$$-(U.S.)              367,973        556,341
 Vehicle Rental Operations-(U.S.)                         41,028        276,138
 Corporate-(U.S.)                                          1,550          1,500
 Insurance-(U.S.)                                        881,847        962,262
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $ 5,339,822    $ 5,852,198
                                                     -----------    -----------
Segment operating income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $   668,679    $ 1,472,261
 Vehicle Rental Franchises-Pricele$$-(U.S.)              (59,202)       (84,896)
 Vehicle Rental Operations-(U.S.)                            689       (155,338)
 Corporate-(U.S.)                                        (47,204)       (52,409)
 Insurance-(U.S.)                                       (353,632)       110,235
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $   209,330    $ 1,289,853
                                                     ===========    ===========
Expenditures for segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $        --    $        --
 Vehicle Rental Franchises-Pricele$$-(U.S.)                   --             --
 Vehicle Rental Operations-(U.S.)                        108,383        936,080
 Corporate-(U.S.)                                        230,957        115,359
 Insurance-(U.S.)                                             --             --
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $   339,340    $ 1,051,439
                                                     ===========    ===========
Depreciation and amortization
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $    13,469    $    12,083
 Vehicle Rental Franchises-Pricele$$-(U.S.)                1,957          3,502
 Vehicle Rental Operations-(U.S.)                         26,261         99,539
 Corporate-(U.S.)                                         82,874         60,245
 Insurance-(U.S.)                                             --             --
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $   124,561    $   175,369
                                                     ===========    ===========

                                                           Nine Months Ended
                                                              December 31,
                                                        ----------------------
                                                           2000         2001
                                                        ---------    ---------
Interest income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)          $  45,817    $ 109,812
 Vehicle Rental Franchises-Pricele$$-(U.S.)                 5,243       16,645
 Vehicle Rental Operations-(U.S.)                              --           --
 Corporate-(U.S.)                                           7,078        3,066
 Insurance-(U.S.)                                          51,000       21,537
 Insurance-(Bermuda)                                          270           10
                                                        ---------    ---------
                                                        $ 109,408    $ 151,070
                                                        =========    =========
Interest expense
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)          $      15    $      --
 Vehicle Rental Franchises-Pricele$$-(U.S.)                    12           --
 Vehicle Rental Operations-(U.S.)                              --        5,287
 Corporate-(U.S.)                                              --           --
 Insurance-(U.S.)                                          20,763       17,762
 Insurance- (Bermuda)                                          --           --
                                                        ---------    ---------
                                                        $  20,790    $  23,049
                                                        =========    =========
Income tax benefit (expense)
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)          $  34,823    $(508,822)
 Vehicle Rental Franchises-Pricele$$-(U.S.)                    --       (3,189)
 Vehicle Rental Operations-(U.S.)                              --           --
 Corporate-(U.S.)                                              --           --
 Insurance-(U.S.)                                              --      (35,288)
 Insurance-(Bermuda)                                           --           --
                                                        ---------    ---------
                                                        $  34,823    $(547,299)
                                                        =========    =========

                                                         March 31,  December 31,
                                                           2001         2001
                                                        ----------  -----------
Segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)          $2,351,100   $1,997,276
 Vehicle Rental Franchises-Pricele$$-(U.S.)                268,587      453,749
 Vehicle Rental Operations-(U.S.)                          305,786    1,430,967
 Corporate-(U.S.)                                          384,141      472,820
 Insurance-(U.S.)                                        1,055,877    1,182,276
 Insurance-(Bermuda)                                         8,242        8,334
                                                        ----------   ----------
                                                        $4,373,733   $5,545,422
                                                        ==========   ==========

7.   LITIGATION

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

     In December 2000, the Company and certain employees were named in a lawsuit seeking declaratory and injunctive relief, rescission, and monetary damages in the sum of $5 million. This lawsuit alleges similar claims to a lawsuit that was previously dismissed, and the Company believes the claims are without merit. The Company intends to vigorously defend such suit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     The Company operates in three principal segments: Vehicle Rental Franchise Programs (Franchising), Insurance Coverage (Insurance) and Vehicle Rental Operations (Rental Operations).

     For the quarter ended December 31, 2001, initial license fees, continuing license fees and advertising fees increased by $114,291 (10%). Initial license fees increased by $46,956 (30%), and continuing license fees increased by $67,261 (9%). The increase in initial license fees resulted primarily from the addition of new franchises. The timing of closings of new franchise sales, each of which is for a relatively large amount of revenue which contributes to periodic increases or decreases in reported results throughout the year. While there can be no assurances, management does not believe these short-term variations are indicative of longer term trends. The increase in continuing license fees and advertising fees resulted entirely from confessions of judgment from 6 franchisees for past due fees which had not previously been recorded as revenues since the Company did not believe collectability was probable at that time. For the quarter ended December 31, 2001, the Company executed additional confessions of judgment totaling $160,050, resulting in a total balance due from confessions of judgment of $363,398. If the confessions of judgment had not impacted the continuing license fees and advertising fees, the result would have been decreases of $50,169 (7%) and $28,832 (12%), respectively.

     Revenues from insurance premiums decreased by $10,061 (3%) due to a lower number of vehicles in the Company's CAR Insurance program. This lower number is a direct consequence of the Company's new underwriting standards policy, which has more stringent qualifying criteria.

     Revenues from vehicle rental operations increased by $127,668 (629%) due to more Company-owned cars being added to the Rental Operations fleet.

     The operating expenses for all segments increased by $321,711 (26%) for the three-month period ended December 31, 2001. Salary expense for all segments increased by $117,101 (52%), which resulted primarily from hiring additional employees in the Company's Rental Operations segment and hiring a subrogation expert in connection with the Insurance segment. Advertising and promotion expenses increased by $8,457 (3%), which resulted primarily from an increase in national advertising expense to promote the Company and its brand. Sales and marketing expenses increased by $56,169 (61%), which resulted primarily from an increase in reserves for bad debt expense due to the confessions of judgment referred to above. Direct expenses for the Company's Rental Operations increased by $42,233 (981%), due to the opening of the Company's stores. General and administrative expenses for all three segments increased by $27,366 (9%), which resulted primarily from an increase in professional fees.

     Insurance underwriting expenses increased by $50,549 (21%) due to an increase in loss reserves for unsettled claims.

     Depreciation and amortization expense increased by $19,836 (45%), which was primarily due to additional depreciation associated with the purchase of vehicles in the Company's Rental Operations and additional investment in computer software and hardware.

     The Company realized operating income of $163,005, before taxes and interest, for the three-month period ended December 31, 2001, compared to $265,360 for the three-month period ended December 31, 2000, reflecting a decrease of $102,355 (39%), which resulted primarily from an increase in Rental Operations expenses.

     Net interest income increased by $11,137 (54%). This increase was primarily due to recording some interest income in connection with the confessions of judgment referred to above.

     Income tax expense for the quarter ended December 31, 2001 decreased by $35,209 (32%) compared to the three-month period ended December 31, 2000 due to lower pre-tax earnings.

YEAR TO DATE RESULTS OF OPERATIONS COMPARED TO SAME PERIOD IN PRIOR YEAR

     The Company operates in three principal segments: Vehicle Rental Franchise Programs (Franchising), Insurance Coverage (Insurance) and Vehicle Rental Operations (Rental Operations). For the nine months ended December 31, 2001, franchising operations comprised 79% of consolidated net revenues (83% in 2000) and 108% of consolidated operating income (291% in 2000).

     Net revenues increased by $512,376 (10%) for the nine-month period ended December 31, 2001 compared to the same period in the prior year. This increase occurred due to a $197,251(8%) increase in continuing license fees, a $29,982 (4%) increase in advertising fees, a $80,415 (9%) increase in premium income associated with the Insurance segment, and a $235,110 (573%) increase in Rental Operations, offset by a $20,495 (2%) decrease in initial license fees.
Generally, the increases in continuing license fees and advertising fees occurred for the same reasons as those for the three-month period stated above. The decrease in initial license fees resulted primarily from the timing of closings of new franchise sales, each of which is for a relatively large amount of revenue which contributes to periodic increases or decreases in reported results throughout the year. The increase in insurance premiums resulted from higher participation by the Company's franchisees in the Company's CAR Insurance program. The increase in vehicle rental operations resulted from more Company-owned cars being added to the Rental Operations fleet. The increase in continuing license fees and advertising fees resulted entirely from confessions of judgment from 16 franchisees for past due fees which had not previously been recorded as revenues since the Company did not believe collectability was probable at that time. For the nine-month period ended December 31, 2001, the Company executed confessions of judgment totaling $421,197, resulting in a total balance due from confessions of judgment of $363,398. If the confessions of judgment had not impacted the continuing license fees and advertising fees, the result would have been decreases of $126,633 (5%) and $52,793 (7%), respectively.

     If the repurchase of options had not impacted the consolidated statement of operations for the nine months ended December 31, 2000, operating expenses would have been $3,895,932 instead of $5,130,492.

     Excluding the repurchase of options in 2000, total operating expenses increased by $666,413 (17%) in this period compared to the same period in the prior year. Salary expense increased by $204,687 (29%), which resulted primarily from additional hiring for the Company's Rental Operations and hiring of a subrogation expert in connection with the Company's insurance segment. Advertising and promotion expenses increased by $73,241 (7%), which resulted primarily from an increase in national advertising expenses to promote the Company. Sales and marketing expenses increased by $229,191 (84%), which resulted primarily from an increase in reserves for bad debt expense due to the confessions of judgment referred to above. Direct expenses for the Company's Rental Operations increased by $74,904 (140%), due to the opening of the Company's stores. General and administrative expenses increased by $114,082 (13%), which resulted primarily from an increase in professional fees. Underwriting expenses decreased by $80,500 (11%) in paid losses and loss reserves for unsettled claims due to the Company's improved underwriting and subrogation efforts.

     Depreciation and amortization expense increased by $50,808 (41%) which was primarily due to additional depreciation associated with the purchase of vehicles for the Company's Rental Operations and additional investment in computer software and hardware.

     If the repurchase of options had not impacted the Consolidated Statement of Earnings for the nine months ended December 31, 2000 (in which case it also would have produced no partially offsetting reduction in income tax expense), operating income would have been $1,443,890 in 2000 instead of operating income of $209,330. Net income would have been $982,819 instead of $332,771, basic earnings per share would have been $.25 instead of $.07, and diluted earnings per share would have been $.18 instead of $.03.

     Excluding the repurchase of options, the Company realized operating income of $1,443,890, before taxes and interest, for the nine-month period ended
December 31, 2000 as compared to operating income of $1,289,853 for the nine month period ended December 31, 2001, reflecting a decrease of $154,037 (11%). This decrease resulted primarily from an increase in the Company's Rental Operations expenses, partially offset by an increase in insurance premiums as well as a decrease in underwriting expenses.

     Net income was $870,575 for the nine months ended December 31, 2001 compared to net income of $982,819, excluding the repurchase of options for the same period in the prior year, reflecting a decrease of $112,244 (11%).

     Income tax expense for the nine-month period ended December 31, 2000 was an income tax benefit of $34,823 due to the income tax benefit associated with the Company's repurchase of 957,721 options and the exercise of warrants and options for 927,279 shares of common stock. Excluding the repurchase of these options, the income tax expense would have been $549,689 for the nine months ended December 31, 2000 compared to $547,299 for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had working capital of $1,886,427 compared to $1,940,176 at March 31, 2001. This decrease of $53,749 in working capital stems from an increase in financing and reserve accruals related to the insurance operations coupled with the borrowings to finance the acquisition of the Company store vehicles and payments made for income taxes partially offset by an increase in receivables and prepaid expenses.

     In October 2001, the Company finalized a line of credit for $1,500,000 with Merrill Lynch. The purpose of this line of credit is to provide additional funds for purchasing vehicles in connection with the Company's Rental Operations ($500,000), and to provide security for the reinsurance arrangement with AIG. This letter of credit has replaced the letter of credit with Bank of America. This letter of credit is part of the agreement between the Company and Merrill Lynch as security for the letter of credit issued to American International Group ("AIG") by Merrill Lynch. In addition, Merrill Lynch has a first lien on all of the Company's assets. This letter of credit is secured by a certificate of deposit of $600,000 held by Merrill Lynch plus 50% of all the Company's eligible accounts receivable. In the quarter ended December 31, 2001, the Company borrowed $480,570 from its line of credit for purchasing additional vehicles for its Rental Operations.

     Property and equipment increased by $1,028,314 (98%) from March 31, 2001 to December 31, 2001. This increase occurred primarily due to the purchase of 75 vehicles in connection with the Company's Rental Operations and additional investment in computer software and hardware.

     Cash provided by operations was $815,709, resulting from net income before depreciation plus the decrease in prepaid income tax expense and the increase in insurance loss reserves, partially offset by the increase in accounts and notes receivable and prepaid expenses and the decrease in accounts payable and accrued expenses. Prepaid income tax decreased due to the income tax expense for the nine months ended December 31, 2001. Accounts and notes receivable increased primarily due to the confessions of judgment from 16 franchisees for past due fees. Prepaid expenses increased primarily due to additional promotional materials. Insurance loss reserves increased primarily due to an increase in unsettled claims associated with the CAR Insurance program. Accounts payable and accrued expenses decreased primarily due to a decrease in accrued national advertising expenses.

     Cash used in investing activities of $817,379 related primarily to the acquisition of vehicles, computer software and hardware, offset by a decrease in restricted cash due to additional national advertising expenses and proceeds from the sale of three vehicles.

     Cash provided by financing activities was $238,858, resulting from an increase in insurance financing payable in connection with the CAR insurance program, an increase in vehicle financing payable in connection with the Company's Vehicle Rental Operations, offset by the buyback of common stock and the payment of preferred dividends.

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

                             SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of operations of the Company and its subsidiaries for the nine month periods ended December 31, 2000 and 2001 and with respect to the balance sheets at December 31, 2000 and 2001.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                              Three Months                  Nine Months
                                           Ended December 31,            Ended December 31,
                                         ---------------------         ---------------------
                                           2000         2001             2000         2001
                                         --------     --------         --------     --------
                                      (in thousands except per share and number of franchises)
                                                             (Unaudited)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)                 $ 12,612     $ 13,733         $ 43,019     $ 46,307

Number of Franchised locations                677          659              677          659

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                            $  1,505     $  1,724         $  5,340     $  5,852

Operating expenses                          1,240        1,561            5,130        4,562

Income before income taxes               $    286     $    195         $    298     $  1,418

Net income                                    176          119              333          871

Earnings per common share

Basic                                    $    .03     $    .02         $    .07     $    .19
Weighted average common shares              4,486        4,268            3,961        4,337

Diluted                                  $    .03     $    .02         $    .06     $    .16
Weighted average common
 shares plus convertible
 preferred stock, options
 and warrants                               5,593        5,375            5,473        5,442

EBITDA (2)                                    337          270            1,688        1,616

                                                                            December 31,
                                                                       ---------------------
                                                                         2000         2001
                                                                       --------     --------
                                                                             (Unaudited)
BALANCE SHEET DATA

Working capital                                                        $  2,107     $  1,886
Total assets                                                           $  4,544     $  5,545
Shareholders' equity                                                   $  2,899     $  3,382

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     During the quarter ended September 30, 2001, the Company bought back 75,000 shares of its common stock. During the quarter ended December 31, 2001, the Company bought back 80,200 shares of its common stock reducing total outstanding common shares from 4,385,496 to 4,230,296.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter in which this report was filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Rent-A-Wreck of America, Inc.
         -----------------------------
         (Registrant)

By:                                           Date:

/s/ Mitra Ghahramanlou                        February 12, 2002
-----------------------------                 -----------------
Mitra Ghahramanlou
Chief Accounting Officer


/s/ Kenneth L. Blum, Sr.                      February 12, 2002
-----------------------------                 -----------------
Kenneth L. Blum, Sr.
CEO and Chairman of
the Board