Form 10KSB
period 2002-03-31
RENT A WRECK OF AMERICA INC
filed 2002-07-01
CIK 763567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $6,969,268

     Aggregate market value of voting stock held by nonaffiliates of registrant, based upon the average of the high and low price of the Common Stock on the Nasdaq SmallCap Market, was approximately $4.5 million on June 25, 2002. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     4,186,296 shares of common stock and 1,084,375 shares of preferred stock were outstanding as of June 25, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Description of Business............................................   3
Item 2.  Description of Property............................................   9
Item 3.  Legal Proceedings..................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders................  10

Part II

Item 5.  Market for the Common Equity and Related Stockholder Matters.......  10
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  14
Item 7.  Financial Statements...............................................  21
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  50

Part III

Item 9.  Directors and Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act.....................................................  50
Item 10. Executive Compensation.............................................  52
Item 11. Security Ownership of Certain Beneficial Owners and Management.....  54
Item 12. Certain Relationships and Related Transactions.....................  56
Item 13. Exhibits and Reports on Form 8-K...................................  56

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Rent-A-Wreck of America, Inc. (the "Company") was incorporated in Delaware on October 12, 1983. The Company conducts its operations primarily through its wholly-owned subsidiary, Bundy American Corporation ("Bundy"), and Bundy's wholly-owned subsidiary Priceless Rent-A-Car, Inc. ("Priceless"). Bundy was incorporated in California on April 22, 1977 and redomesticated in Maryland effective March 29, 1996. Priceless was incorporated in Maryland on September 30, 1999. The Company markets and administers the Rent-A-Wreck(R) and PRICELE$$(R) vehicle rental franchise programs and related services. The Company's franchisees, in aggregate, operate one of the largest used vehicle rental fleets in the nation, offering rentals of cars, trucks and vans at rates that management believes are generally less than those charged by national new car rental companies. On March 1, 1997, the Company formed a subsidiary, Consolidated American Rental Insurance Company, Ltd ("CAR Insurance"), to offer automobile liability and physical damage reinsurance to its franchisees. On October 5, 2001, the Company formed a new subsidiary, Priceless Rent-A-Car of Maryland, Inc. ("Rental Operations"), to rent vehicles to the general public. The Company also has franchisees in Europe. Reference to the "Company" includes Rent-A-Wreck of America, Inc. and its subsidiaries unless the context otherwise requires.

THE FRANCHISE PROGRAM

     The Company sells to qualified persons the right to operate a Rent-A-Wreck or PRICELE$$ franchise, or both, for renting and leasing used motor vehicles (automobiles, vans and trucks) to the general public. The franchisees who participate in the PRICELE$$ used vehicle rental franchise program are required by the Company to meet higher standards than the Rent-A-Wreck program, such as utilizing vehicles that are less than three years old. As of March 31, 2002, 156 of the Company's 648 franchisees were participating in the Priceless program. The Company believes the PRICELE$$ name appeals to a different clientele and therefore compliments the Rent-A-Wreck program. The Company offers each franchisee geographic territory rights in which the Company will not open another franchise. Franchisees purchase the right to use certain of the Company's resources, experience and knowledge in connection with the operation of the business for a specified period of time, typically ten years. The franchisee utilizes the Company's systems, methods, specifications, standard operating procedures, guidance, and trade and service marks. When the Company sells a franchise, it charges an initial franchise fee relating to the start-up services performed by the Company. The Company may finance the initial fee over a period not to exceed twelve months based on the creditworthiness of the franchisee. Additionally, franchisees are required to pay the Company monthly royalties and contribute to the national advertising fund. These franchise fees vary according to the franchisees' fleet size or gross revenues.

     The Company believes the Rent-A-Wreck name is unique and enjoys national recognition. Ongoing marketing programs further promote recognition of the Rent-A-Wreck and PRICELE$$ names in both domestic and foreign markets. The Company develops and executes advertising and marketing programs that have included radio and television commercials, direct mail, print advertising, promotional items and sponsorship at sporting events. Public relations activities conducted on the franchisees' behalf include a franchise award announcement, a grand opening press release and anniversary press releases. Assistance in planning and implementing local promotional activities is available to franchisees. The Public Relations Department of the Company also publishes the "Rent-A-Wreck Reporter", which is distributed internally to franchisees and externally to trade and consumer media and referral sources such as insurance adjusters, automotive repair shops, travel agents and corporate travel managers.

     CAR Insurance, which is domiciled in Bermuda and a subsidiary of the Company, offers automobile liability and physical damage reinsurance through American International Group ("AIG") for the vehicles belonging to its franchisees.

     CAR Insurance has an agreement with AIG whereby CAR Insurance's coverage is subject to a per loss limit of $100,000 per person and $300,000 per accident. Under the contract, AIG also provides an aggregate stop loss protection of $1,300,000, thus capping CAR Insurance's exposure to loss. In carrying out the program, the Company utilizes Crawford & Co. ("Crawford") as the Third Party Administrator, Rental Industry Services ("Rise") as the insurance broker, and Willis Corroon as a consultant for this program. On March 1, 2002, the Company replaced Rise with Demetriou Insurance Services ("Demetriou") as the insurance broker. The focus of growth for CAR Insurance has been in those states where the Company's insurance advisor believes the driver's (not the owner's) insurance is deemed to be primarily responsible for any losses. As of March 31, 2002, approximately 93 of the Company's franchisees were insuring a total of 1,864 vehicles under this program. Franchisees apply for this insurance coverage with Demetriou. Demetriou processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. Hertz Claim Management Corporation ("Hertz") was the Third Party Administrator prior to March 1, 2001 and are responsible for processing all claims and assisting the Company on the appropriate reserves for all known claims that occurred prior to March 1, 2001. Crawford, our current Third Party Administrator, is responsible for all claims that have occurred after March 1, 2001.

     On March 1, 1999, the Company added a program to offer insurance coverage to all of its franchisees who do business in those states where the Company's insurance advisor, Rise, believes the owner's (not the driver's) insurance is deemed to be primarily responsible for any losses. In those states, this is the only program that the Company offers to its franchisees. In carrying out this program, the Company utilizes Rise as the insurance broker, and franchisees apply for this insurance coverage with Rise. The insurance broker processes the franchisees' applications and, if approved, the franchisee is required to pay premiums in advance on a monthly basis. The Company bills and collects the premiums, which are forwarded to the insurance broker. The Company received fees equal to $23,489 from the insurance broker for this program through March 1, 2002. The Company believes it has no exposure to loss from insurance claims under this program. As of March 31, 2002, approximately 30 of the Company's franchisees were insuring a total of 660 vehicles under this program.

     Priceless operates a wheelchair van rental program, on a limited test basis, in Maryland. The Company markets this program primarily in communities catering to disabled individuals. There are 13 vehicles currently operating under this program.

     During the year ended March 31, 2002, the Company operated its own stores for renting vehicles to the public in Owings Mills and Hunt Valley, Maryland under the PRICELE$$ brand name. In April 2002, the Company consolidated its Rental Operations to its Owings Mills location and closed the Hunt Valley store.

     The Company has arranged a program whereby franchisees may finance vehicle purchases over a 24-30 month period. The program is available to qualified applicants who maintain a level of creditworthiness that the Company has assessed in its discretion on a case-by-case basis. The franchisees' qualification is based on their credit history with the Company, as well as their credit standing as reported by national credit bureaus. The franchisees are responsible for purchasing the vehicles with funds loaned by the Company, and the Company's loan is secured by the vehicles. As of March 31, 2002, the Company was financing 13 vehicles for 2 of its franchisees in an amount equal to $51,886.

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

     Additionally, the Company holds and strongly encourages franchisees to attend its regional meetings which are held in the eastern and western regions of the United States. The Company utilizes these meetings to present new programs to franchisees and to provide continued training and advice.

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

     The Company markets its franchise programs primarily by attending various trade shows and by conducting an ongoing direct mailing campaign. The Company employs four full-time salespeople at its corporate headquarters, and in addition, utilizes the services of two independent franchise brokers.

     During the fiscal year ended March 31, 2002, 68 new franchises were granted, 29 existing franchise locations were transferred to new ownership and 89 franchises were terminated by the Company. The majority of these terminations resulted from breaches of the franchise agreement. This resulted in 615 franchised locations throughout the United States, and 33 franchised locations in Europe at March 31, 2002 compared to 641 franchised locations throughout the United States, and 28 franchised locations in Europe at March 31, 2001.

EMPLOYEES

     As of March 31, 2002, the Company employed 35 people, consisting of 14 full-time employees and 2 part-time employees engaged in franchise sales and service, 5 full-time employees and 1 part-time employee engaged in Rental
Operations, and 11 full-time employees and 2 part-time employees engaged in administrative activities. In addition, the Company retains the services of 2 franchise brokers who market and sell the Company's franchises. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

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

     Rent-A-Wreck franchisee fleets usually consist of a variety of used vehicles although some locations rent new cars as well. The franchisees offer customers various vehicles according to local demand. Trucks, passenger vans and cargo vans are available at many locations. This allows franchisees the flexibility to offer an appropriate range of vehicles for their areas.

     Significant competition exists in the local markets. Large companies like U-Save compete nationwide. Dozens of regional and local independent companies also compete with the Company in various areas. In most major urban areas, companies such as Hertz, Avis, National, Enterprise and Budget operate city and suburban offices, as well as operating in airport terminals.

     During the early 1990's, many of the new car rental companies were owned, wholly or partially, by automobile manufacturers who sold their rental subsidiaries cars at discounted prices and guaranteed to repurchase cars after four to nine months in rental service. This enabled the rental companies to pass along their savings to retail customers in the form of lower rental prices. Over the last few years, the rental companies have been returning to independent ownership, the new car discounts and buybacks have been reduced, and new car retail rental prices have often risen, although Hertz has been re-acquired by Ford. Because the Company's franchisees generally attempt to provide discounts off the retail prices charged by the large new car rental companies, the Company believes that the increase in prices charged by such companies has enabled the Company's franchisees to compete more effectively and profitably.

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

     Compliance with the laws of the state from or in which the sale of a franchise is to be made, in addition to the Federal regulations, may be required because FTC franchising regulations will not preempt state or local laws and regulations which are consistent with Federal regulations, or which, if inconsistent, would provide protection to prospective franchisees equal to or greater than that imposed by the Federal franchising regulations.

     In June 2001, the Company received authorization to sell franchises in all 50 states under its "Rent-A-Wreck" and "PRICELE$$" trade and service marks. The Company has registered its "Rent-A-Wreck" trade and service mark in approximately 57 foreign countries and its "PRICELE$$" trade and service mark in approximately 4 foreign countries.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases from an affiliate, KA Real Estate Associates, LLC, ("KA") approximately 9,100 square feet of executive office space at 10324 South Dolfield Road, Owings Mills, MD 21117. This lease will expire in October 2006 (see note 8 to the Company's consolidated financial statements and Item 12, Certain Relationships and Related Party Transactions). In addition, from August 8, 2001 to April 8, 2002, the Company leased space in Hunt Valley under the terms of a month-to-month operating lease with R.F. Inc. to operate a Company store. The Company paid $3,500 for the year ended March 31, 2002, under this agreement.

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

     In April, 2001, the Company and one of its subsidiaries, Bundy American Corporation, Inc., were impleaded into a personal injury lawsuit, pending since 1992, involving injuries to a pedestrian claiming to have been involved in a motor vehicle accident with an auto owned and rented by an independent licensee of Rent A Wreck. The plaintiff seeks damages totaling $9 million. The Company believes it has several meritorious defenses and believes the claims against the Company are without merit. The Company is vigorously defending the lawsuit, which has a tentative trial date of July 22, 2002, subject to possible adjournment. The Company intends to move for dismissal of the lawsuit at the appropriate time(s) and/or, if necessary, try the case to conclusion, and pursue any appeals as may be necessary to sustain its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year ended March 31, 2002.

PART II. OTHER INFORMATION

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.01 par value, trades on the Nasdaq SmallCap Market under the symbol RAWA.

     The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years was as follows:

          Year Ended
        March 31, 2002           High*     Low*
        --------------           -----     ----

     First Fiscal Quarter        $1.60    $1.58
     Second Fiscal Quarter        1.71     1.68
     Third Fiscal Quarter         1.76     1.73
     Fourth Fiscal Quarter        1.65     1.62

          Year Ended
        March 31, 2001           High*     Low*
        --------------           -----     ----

     First Fiscal Quarter        $1.89    $1.79
     Second Fiscal Quarter        1.54     1.46
     Third Fiscal Quarter         1.71     1.63
     Fourth Fiscal Quarter        1.76     1.70

* Bid  quotations as reported by Nasdaq  reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down,   or  commission  and  may  not  represent  actual
transactions.

     The Company has never paid any cash dividends on its common stock, and it doesn't anticipate paying dividends on its common stock in the foreseeable future.

     The Company had 1,084,375 shares of preferred stock outstanding as of March 31, 2002. This stock has a cumulative quarterly dividend of two cents per share. Based on the current number of outstanding preferred shares, the annual aggregate dividend is $86,750. The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless the full dividends on the preferred stock for all past dividend periods and the current dividend period have been paid or declared and a sum set aside for payment thereof. The preferred stock is convertible into common on a share-for-share basis. There is no public market for the preferred stock.

     The number of stockholders of record of the Company's common stock as of June 10, 2002 was 170. This figure does not include individual participants in securities position listings of registered clearing agencies. The Company estimates that the number of beneficial stockholders was approximately 1,000 as of June 10, 2002. Trading activity with respect to the Common Stock has been limited, and the Company believes that the volume of transactions should not of itself be deemed to constitute an "established public trading market". A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for each of the five years in the period ended March 31, 2002 and with respect to the balance sheets thereof at March 31 in each of those years.

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

                                                 Year ended March 31,
                                   -----------------------------------------------
                                     1998      1999      2000      2001      2002
                                   -------   -------   -------   -------   -------
                                          (in thousands except per share
                                             and number of franchises)
FRANCHISEES' RESULTS (UNAUDITED)

Franchisees' Revenue (1)           $40,018   $45,358   $51,707   $56,630   $54,037

Number of Franchises                   558       652       675       669       648
 (outstanding at year-end)

COMPANY'S RESULTS OF OPERATIONS

Total Revenue                      $ 4,677   $ 5,601   $ 6,282   $ 6,846   $ 6,969

Operating expenses                   3,983     4,564     5,279     6,501     6,059

Income before income
  taxes                            $   756   $ 1,113   $ 1,101   $   487   $ 1,050

Net income                             548       858       821       263       677

Earnings per common share

 Basic                             $   .10   $   .18   $   .19   $   .04   $   .14
 Weighted average common
  shares                             4,267     4,086     3,808     4,066     4,310

 Diluted                           $   .09   $   .15   $   .14   $   .04   $   .12
 Weighted average common
  shares plus convertible
   preferred stock, options
    and warrants                     5,915     5,611     5,902     4,356     5,395

EBITDA (2)                             888     1,313     1,922     1,934     1,361

COMPANY'S BALANCE SHEET DATA

Working Capital                    $ 1,527   $ 1,531   $ 1,240   $ 1,940   $ 1,896

Total assets                         3,664     3,886     3,980     4,374     5,089

Long-term obligations                   --        --        --        35       463
Shareholders' Equity                 2,028     2,041     1,836     2,863     3,089

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended March 31, 2002 as compared to year ended March 31, 2001:

     The Company operates in three principal segments: Vehicle Rental Franchise Programs (Franchising), Insurance Coverage (Insurance) and Vehicle Rental Operations (Rental Operations). For the year ended March 31, 2002, the Company's Franchising segment comprised 76% of consolidated net revenues (81% in 2001) and 147% of consolidated operating income (157% in 2001). The Company generated operating income from its Insurance segment of approximately $104,183 for the fiscal year ended March 31, 2002, compared to an operating income of $20,854 from that segment for the fiscal year ended March 31, 2001.

     Net 2002 revenues from Franchising, which includes initial license fees, continuing license fees, and advertising fees, decreased by $237,142 (4%). This decrease occurred due to a $8,545 (1%) decrease in initial license fees, a $155,587 (5%) decrease in continuing license fees and a $73,010 (7%) decrease in advertising fees. For the year ended March 31, 2002, the Company executed confessions of judgment from 17 franchisees totaling $503,481 for past due fees which had not previously been recorded as revenues since the Company did not believe collectibility was probable at that time. The total balance due from confessions of judgment was $418,059 as of March 31, 2002. If the confessions of judgment had not impacted the continuing license fees and advertising fees, the result would have been decreases of $410,028 (12%) and $133,870 (13%) in continuing license fees and advertising fees, respectively.

     Revenues from insurance premiums increased by $31,634 (3%) mainly due to an increase in premium rates to our franchise customers. Insurance premium revenue is recognized ratably over the life of the policies.

     Vehicle rental operations revenues increased by $344,943 (532%) due to more Company-owned cars being added to the Rental Operations fleet.

     Other revenue decreased by $16,512 (11%) in 2002 over 2001 due primarily to a decrease in the sale of promotional materials.

     Effective June 30, 1993, the Company issued options (the "Options") to K.A.B., Inc. ("KAB"), a company owned by management, for the purchase of up to 2,250,000 shares of the Company's common stock. During the years ended March 31, 2000 and 2001, the Company entered into an agreement to repurchase 500,000 of the options for $625,000 and to repurchase 957,721 of the options for $1,234,560, respectively. As of March 31, 2001, all of these options had been exercised or repurchased.

     If the repurchase of options had not impacted the consolidated statement of operations for the year ended March 31, 2001, operating expenses would have been $5,266,850 instead of $6,501,410.

     Excluding the expense associated with the repurchase of options in 2001, total operating expenses increased by $792,575 (15%) in fiscal 2002 compared to the prior year. Salary expense increased by $314,481 (32%), which resulted primarily from additional hiring for the Company's Rental Operations and hiring of a subrogation expert in connection with the Company's Insurance segment. Advertising and promotion expenses decreased by $28,580 (2%), which resulted primarily from a decrease in national advertising expenses. Sales and marketing expenses increased by $165,367 (53%), which resulted primarily from an increase in reserves for bad debt expense. Direct expenses for the Company's Rental Operations increased by $236,163 (369%), due to the opening of the Company-owned stores. General and administrative expenses increased by $195,984 (16%), which resulted primarily from an increase in professional fees. In 2002, the Company expanded its Rental Operations at Company-owned stores. Based upon a recent investigation, the Company suspects that all revenues were not recorded due to inadequate management by a former employee. Management does not believe that these amounts are material. The Company further reserved an additional $39,000 for bad debt expense due to uncertainty of collectibility of its stores' accounts receivable. The Company installed new management and implemented new internal controls to improve the efficiency of these Rental Operations.

     Insurance  underwriting expenses decreased by $192,967 (17%) in paid losses
and  loss  reserves  for  unsettled   claims  due  to  the  Company's   improved
underwriting and subrogation efforts.

     Depreciation and amortization expense increased by $102,127 (58%) which was primarily due to additional depreciation associated with the purchase of additional vehicles for the Company's Rental Operations and additional investment in computer software and hardware.

     Excluding the repurchase of options, the Company realized operating income of $909,843, before taxes and interest, in 2002 compared to operating income of $1,579,495 in 2001, reflecting a decrease of $669,652. This decrease resulted primarily from an increase in the Company's Rental Operations expenses, a decrease in continuing license fees and advertising fees, and an increase in reserves for bad debt expense, partially offset by an increase in insurance premiums as well as a decrease in underwriting expenses. Net income was $676,726 in 2002 compared to $1,021,041, excluding the repurchase of options, in 2001, reflecting a decrease of $344,315 (34%), basic earnings per share were $.14 in 2002 compared to $.25 in 2001, and diluted earnings per share were $.12 and $.19 in 2002 and 2001, respectively.

     Net interest income increased by $5,210 (3%). This increase was primarily due to interest in connection with confessions of judgment referred to above.

     Income tax expense for the year ended March 31, 2002 increased by $149,427 (67%) from 2001. This increase was primarily due to an income tax benefit associated with the Company's repurchase of options and the exercise of warrants and options in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had working capital of $1,896,309 compared to $1,940,176 at March 31, 2001. This decrease of $43,867 in working capital stems from an increase in financing and reserve accruals related to the insurance operations coupled with the borrowings to finance the acquisition of vehicles for the Company store and payments made for income taxes, buyback of preferred and common stock as well as preferred stock dividends partially offset by an increase in receivables and prepaid expenses. In fiscal 2002, the Company's allowance for doubtful accounts was $1,197,513 compared to $854,423 in the prior year. The Company wrote off $125,198 and $26,159 of doubtful accounts during fiscal 2002 and 2001, respectively. The Company generally requires officers and directors of franchisees to provide personal guarantees of the franchisee's obligations under the franchise agreement. The Company's collection effort is designed to increase liquidity through improved cash flow; however, there can be no assurance that the Company will be successful in these collection efforts.

     In October 2001, the Company finalized a line of credit for $1,500,000 with Merrill Lynch. The purpose of this line of credit is to provide additional funds for purchasing vehicles in connection with the Company's Rental Operations ($500,000), and to provide security for the reinsurance arrangement with AIG. This line of credit provides security for a $1,000,000 letter of credit issued to American International Group ("AIG"). This letter of credit is secured by a certificate of deposit of $600,000 held by Merrill Lynch. In addition, Merrill Lynch has a first lien on all the Company's assets. In the year ended March 31, 2002, the Company borrowed $455,568 from its line of credit for purchasing additional vehicles for its Rental Operations.

     The vehicle financing payable contains restrictive covenants covering ratios relating to minimum tangible net worth and a fixed charge coverage ratio, as well as other customary covenants, representations and warranties and events of default. As of March 31, 2002, the Company was not in compliance with the fixed charge coverage ratio and obtained a waiver of its noncompliance from the lender.

     In November 1999, the Company moved to a new location, which is owned by KA Real Estate Associates, LLC, ("KA") a related party to KAB. The Company entered into an operating lease with KA which requires monthly payments of $9,700 through October 2006.

     Property and equipment increased by $952,187 (90%) from March 31, 2001 to March 31, 2002. This increase occurred primarily due to an additional 67 vehicles in connection with the Company's Rental Operations and an additional investment in computer software and hardware.

     Cash provided by operations was $603,220, resulting from net income before depreciation plus the decrease in prepaid income tax expense and the increase in insurance loss reserves, partially offset by the increase in accounts and notes receivable and prepaid expenses and the decrease in accounts payable and accrued expenses. Prepaid income tax decreased due to the income tax expense for the year ended March 31 , 2002. Accounts and notes receivable increased primarily due to the confessions of judgment from 17 franchisees for past due fees. Prepaid expenses increased primarily due to additional promotional materials. Insurance loss reserves increased primarily due to an increase in unsettled claims associated with the CAR Insurance program. Accounts payable and accrued expenses decreased primarily due to a decrease in accrued national advertising expenses.

     Cash used in investing activities of $714,047 related primarily to the acquisition of vehicles, computer software and hardware, offset by a decrease in restricted cash due to additional national advertising expenses and proceeds from the sale of 21 vehicles.

     Cash provided by financing activities was $4,637, resulting from an increase in vehicle financing payable in connection with the Company's Vehicle Rental Operations, offset by the buyback of common stock and preferred stock and the payment of preferred dividends.

     From time to time, the Company has repurchased its securities from affiliates and non-affiliates. Between June 1995 and September 2000, the Company's Board of Directors authorized the repurchase and retirement of

3,519,075 shares of common stock, convertible cumulative series A preferred stock, options or warrants. From the inception of this buyback program, the Company has repurchased and retired 3,287,621 shares. As of March 31, 2002, there were 231,454 shares remaining authorized for future repurchase and retirement.

     The Company's 2002 results were impacted by the reduced travel demands arising, in part, from the September 11, 2001 events and the economic uncertainties which have reduced travel. Even today the travel market is changing. While the Company is hopeful that it will fully recover, recent revenue for the first few months of fiscal 2003 has been less than expected and below historic levels. If such results continue, the Company's revenue and net income could be lower in fiscal 2003 than they were in fiscal 2002.

     The Company believes it has sufficient working capital to support its business plan through fiscal 2003.

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

     RISKS OF INTERNATIONAL OPERATIONS. During the fiscal year ended March 31, 2002, approximately 1% of the Company's revenues were derived from international operations. The Company's international operations are subject to certain risks, including adverse developments in foreign political and economic environments, varying government regulations, including regulations regarding the protection of trademarks and the offer and sale of franchises, foreign currency fluctuations and potential adverse tax consequences. There can be no assurance that any of these factors, especially if the Company is successful in expanding its international presence, will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants..........................  22

Financial Statements:

  Consolidated Balance Sheet as of March 31, 2002...........................  23

  Consolidated Statements of Earnings for the Years Ended
   March 31, 2001 and 2002..................................................  25

  Consolidated Statements of Shareholders' Equity for the Years
   Ended March 31, 2001 and 2002............................................  26

  Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2001 and 2002..................................................  27

  Notes to Consolidated Financial Statements................................  28

  Supporting Schedules:

   Schedule II - Valuation and Qualifying Accounts..........................  57

    Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Rent-A-Wreck of America, Inc.

We have audited the accompanying consolidated balance sheet of Rent-A-Wreck of America, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Wreck of America, Inc. and subsidiaries, as of March 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended March 31, 2002 and 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ Grant Thornton LLP


Baltimore, Maryland
June 25, 2002

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002

                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents .................................       $   447,991
  Restricted Cash ...........................................           600,000
  Accounts Receivable, net of allowance
    for doubtful accounts of $1,014,333:
      Continuing License Fees and
        Advertising Fees ....................................           389,417
      Current Portion of Notes Receivable ...................           525,158
      Current Portion of Direct Financing
        Leases ..............................................            22,163
      Insurance Premiums Receivable .........................            78,100
      Vehicle Rental Operation ..............................            92,413
      Other .................................................           203,931
  Prepaid Expenses and Other ................................           199,370
  Prepaid Income Tax Expense ................................           373,647
  Deferred Taxes ............................................           501,216
                                                                    -----------

    TOTAL CURRENT ASSETS ....................................         3,433,406
                                                                    -----------


PROPERTY AND EQUIPMENT:
  Furniture .................................................            99,676
  Computer Hardware and Software ............................           564,169
  Machinery and Equipment ...................................            71,288
  Leasehold Improvements ....................................            28,417
  Vehicles ..................................................         1,242,149
                                                                    -----------
                                                                      2,005,699
  Less:  Accumulated Depreciation and
         Amortization .......................................          (578,793)
                                                                    -----------

    NET PROPERTY AND EQUIPMENT ..............................         1,426,906
                                                                    -----------

OTHER ASSETS:
  Intangible Assets, net of accumulated
    amortization of $175,584 ................................           175,976
  Long-term Portion of Notes and Direct Financing Lease
    Receivables, net of allowance of $183,180 ...............            52,804
                                                                    -----------

                                                                        228,780
                                                                    -----------

    TOTAL ASSETS ............................................       $ 5,089,092
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ..........................   $  793,497
  Dividends Payable ..............................................       21,687
  Current Portion of Vehicle Financing Payable ...................      100,008
  Insurance Loss Reserves ........................................      621,905
                                                                     ----------

    TOTAL CURRENT LIABILITIES ....................................    1,537,097
                                                                     ----------
LONG-TERM LIABILITIES:

  Vehicle Financing Payable, net of current portion ..............      355,560
  Deferred Tax Liability .........................................      107,813
                                                                     ----------

    TOTAL LONG-TERM LIABILITIES ..................................      463,373
                                                                     ----------

    TOTAL LIABILITIES ............................................    2,000,470
                                                                     ----------

COMMITMENTS AND CONTINGENCIES ....................................           --

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,084,375 shares
    (aggregate liquidation preference $867,500) ..................       10,844
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 4,205,296 shares .................................       42,053
  Additional Paid-In Capital .....................................    1,906,773
  Retained Earnings ..............................................    1,128,952
                                                                     ----------

    TOTAL SHAREHOLDERS' EQUITY ...................................    3,088,622
                                                                     ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $5,089,092
                                                                     ==========

    The accompanying notes are an integral part of this financial statement.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002

                                                        2001           2002
                                                    -----------    -----------
REVENUES:
  Initial License Fees ..........................   $ 1,019,451    $ 1,010,906
  Continuing License Fees .......................     3,397,818      3,242,231
  Advertising Fees ..............................     1,006,522        933,512
  Insurance Premiums ............................     1,205,181      1,236,815
  Vehicle Rental Operations .....................        64,856        409,799
  Other .........................................       152,517        136,005
                                                    -----------    -----------
                                                      6,846,345      6,969,268
                                                    -----------    -----------
EXPENSES:
  Salaries, Consulting Fees, and
    Employee Benefits ...........................       995,086      1,309,567
  Advertising and Promotion .....................     1,458,038      1,429,458
  Insurance Underwriting Expenses ...............     1,101,077        908,110
  Sales and Marketing ...........................       311,128        476,495
  Direct Expenses - Rental Operations ...........         6,396        242,559
  Repurchase of Previously Granted Options ......     1,234,560             --
  General and Administrative ....................     1,217,925      1,413,909
  Depreciation and Amortization .................       177,200        279,327
                                                    -----------    -----------
                                                      6,501,410      6,059,425
                                                    -----------    -----------

      OPERATING INCOME ..........................       344,935        909,843

OTHER INCOME (EXPENSE)
  Interest Income ...............................       167,113        172,323
  Interest Expense ..............................       (25,403)       (32,390)
                                                    -----------    -----------
                                                        141,710        139,933
                                                    -----------    -----------

      INCOME BEFORE INCOME TAX EXPENSE ..........       486,645      1,049,776

INCOME TAX EXPENSE ..............................       223,623        373,050
                                                    -----------    -----------

      NET INCOME ................................   $   263,022    $   676,726

DIVIDENDS ON CONVERTIBLE CUMULATIVE
 PREFERRED STOCK ................................       (88,400)       (87,987)
                                                    -----------    -----------
NET INCOME AFTER DIVIDENDS ON
  CONVERTIBLE CUMULATIVE PREFERRED STOCK ........   $   174,622    $   588,739
                                                    ===========    ===========
EARNINGS PER SHARE

  Basic .........................................   $       .04    $       .14
                                                    ===========    ===========
Weighted average common shares - basic ..........     4,065,680      4,310,019
                                                    ===========    ===========
  Diluted .......................................   $       .04    $       .12
                                                    ===========    ===========
Weighted average common shares - diluted ........     4,355,823      5,395,362
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002

                                        Preferred Stock             Common Stock          Additional
                                    -----------------------    -----------------------      Paid-in       Retained
                                       Shares       Amount        Shares       Amount       Capital       Earnings         Total
                                    -----------    --------    -----------    --------    -----------    -----------    -----------
Balance, April 1, 2000 ...........    1,105,000      11,050      3,568,217      35,682      1,423,181        365,591      1,835,504

  Retirement of common stock .....           --          --       (110,000)     (1,100)      (192,894)            --       (193,994)

  Exercise of stock options,
    warrants, and related tax
    benefit ......................           --          --        927,279       9,273      1,037,422             --      1,046,695

  Preferred dividends paid
    ($.08 per share) .............           --          --             --          --             --        (88,400)       (88,400)

  Net income .....................           --          --             --          --             --        263,022        263,022
                                    -----------    --------    -----------    --------    -----------    -----------    -----------

Balance, March 31, 2001 ..........    1,105,000      11,050      4,385,496      43,855      2,267,709        540,213      2,862,827

  Retirement of common stock .....           --          --       (180,200)     (1,802)      (325,049)            --       (326,851)

  Retirement of preferred stock ..      (20,625)       (206)            --          --        (35,887)            --        (36,093)

  Preferred dividends paid
    ($.08 per share) .............           --          --             --          --             --        (87,987)       (87,987)

  Net income .....................           --          --             --          --             --        676,726        676,726
                                    -----------    --------    -----------    --------    -----------    -----------    -----------

Balance, March 31, 2002 ..........    1,084,375    $ 10,844      4,205,296    $ 42,053    $ 1,906,773    $ 1,128,952    $ 3,088,622
                                    ===========    ========    ===========    ========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002

                                                                    2001           2002
                                                                -----------    -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net Income ................................................   $   263,022    $   676,726
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization .........................       177,200        279,327
      Deferred income taxes .................................       262,391        (86,934)
      Tax benefit for exercise of stock options
        and warrants ........................................       149,829             --
      Loss (gain) on disposal of property and equipment .....       (13,782)         8,528
      Provision for doubtful accounts .......................        22,170        343,090
Changes in assets and liabilities:
      Accounts and notes receivable .........................       129,910       (696,163)
      Prepaid expenses and other ............................        18,234        (33,559)
      Prepaid income taxes ..................................      (524,155)       150,508
      Accounts payable and accrued
        expenses ............................................      (416,250)      (149,881)
      Income taxes payable ..................................      (338,550)            --
      Insurance loss reserves ...............................       131,252        111,578
                                                                -----------    -----------

      Net cash (used in) provided by operating activities ...      (138,729)       603,220
                                                                -----------    -----------
Cash flows from investing activities:
  (Increase) decrease in restricted cash ....................      (146,547)       292,061
  Proceeds from sale of property and equipment ..............        54,620        190,294
  Acquisition of property and equipment .....................      (510,182)    (1,191,804)
  Additions to intangible assets ............................       (21,261)        (4,598)
                                                                -----------    -----------

      Net cash used in investing activities .................      (623,370)      (714,047)
                                                                -----------    -----------

Cash flows from financing activities:
  Increase in vehicle financing payable .....................            --        455,568
  Net proceeds from exercise of stock options and warrants ..       896,866             --
  Repurchase and retirement of common stock .................      (193,994)      (326,851)
  Repurchase and retirement of preferred stock ..............            --        (36,093)
  Preferred dividends paid ..................................       (88,400)       (87,987)
                                                                -----------    -----------

      Net cash provided by financing activities .............       614,472          4,637
                                                                -----------    -----------

      Net decrease in cash and cash equivalents .............      (147,627)      (106,190)

Cash and cash equivalents at beginning of year ..............       701,808        554,181
                                                                -----------    -----------

Cash and cash equivalents at end of year ....................   $   554,181    $   447,991
                                                                ===========    ===========
Supplemental disclosure of cash flow information:
  Interest paid .............................................   $    25,403    $    32,390
  Income taxes paid .........................................   $   673,709    $   353,339

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

RESTRICTED CASH

     Restricted cash includes a deposit of $600,000 securing a letter of credit issued by Merrill Lynch in connection with the Company's CAR Insurance program.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 2002


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

     Furniture                                           3 years
     Computer Hardware and Software                    3-5 years
     Machinery and Equipment                             5 years
     Leasehold Improvements                            3-7 years
     Vehicles                                            2 years

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 MARCH 31, 2002


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

REVENUE RECOGNITION

     INITIAL LICENSE, ADVERTISING AND CONTINUING LICENSE FEES

     Revenues are composed primarily of initial license fees, continuing license fees, and advertising fees. Franchisees have certain rights to use the Company's trademarked names, "Rent-A-Wreck" and "PRICELE$$", in a specified geographic territory. Although the franchisee has continuing access to the use of certain of the Company's resources, experience and knowledge, the Company recognizes the initial license fee as revenue upon completion of an initial orientation and training course since this represents substantially all of the initial services required to be rendered by the Company in accordance with the specific provisions of SFAS No. 45 "Accounting for Franchise Fee Revenue". Many franchisees have had prior business experience; consequently, they require little assistance in commencing business. There is no obligation beyond the initial training as related to the initial license fee. Continuing license and advertising fees are recognized as revenues on a monthly basis over the contract year based primarily on franchisees' reported gross revenues or fleet size.

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

     VEHICLE RENTAL OPERATIONS

     The Company rents vehicles to the general public. Revenues are recognized over the term of the rental.

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


     INSURANCE PREMIUMS

     Insurance premiums are recognized ratably over the term of the coverage.

ADVERTISING

     Advertising   costs  are  expensed  as  incurred  and  are   classified  as
advertising and promotion expenses.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees" and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). Compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount to be paid to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

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

ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to

                  RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ESTIMATES-CONTINUED

make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and reported revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.   CAPTIVE INSURANCE COMPANY

     In March  1997,  Rent-A-Wreck  of  America,  Inc.  formed  a wholly  owned,
Bermuda-based captive insurance subsidiary, Consolidated American Rental Insurance Company, LTD ("CAR Insurance"), to provide automobile liability and physical damage insurance for vehicles owned by participating franchisees. The Company's insurance operations are subject to the laws and regulations in the jurisdictions in which they are chartered and do business. American International Group ("AIG") supports the operations and provides policy fronting, excess insurance coverage, and an aggregate stop loss protection above $1,300,000. CAR Insurance reinsures AIG's coverage subject to a per loss limit of $100,000 per person and $300,000 per accident.

     As security for the reinsurance arrangement with AIG, the Company has obtained a letter of credit from Merrill Lynch for $1,000,000 as part of its line of credit arrangement. This letter of credit is secured by a certificate of deposit of $600,000, and a first lien on all the Company's assets. Funds drawn against the letter of credit bear an interest rate of 2.9% plus the 30-day Dealer Commercial Paper Rate published in the Wall Street Journal, based upon actual days elapsed over a 360-day year. The effective rate at March 31, 2002 was 4.85%. As of March 2002, no amounts have been drawn under the letter of credit.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


3.   VEHICLE FINANCING PAYABLE

     The Company recently opened two stores under its trademark, PRICELE$$, in conjunction with its Rental Operations segment. These stores are located in the state of Maryland. In October 2001, the Company obtained a line of credit in the amount of $500,000, which is part of the $1,500,000 line of credit with Merrill Lynch, to purchase vehicles. This line of credit ($1,500,000) is secured by a certificate of deposit of $600,000 held by Merrill Lynch, and a first lien on all the Company's assets. For the year ended March 31, 2002, the Company borrowed $455,568 from this line of credit ($500,000), which is payable over a 5-year term in equal monthly principal payments of $8,334 starting January 2002. This line of credit ($500,000) bears an interest rate of 2.75% plus the 30-day Dealer Commercial Paper Rate published in the Wall Street Journal, based upon actual days elapsed over a 360-day year. The effective rate at March 31, 2002 was 4.7%.

     Aggregate maturities of the vehicle financing payable over the next five years are as follows:

                   2003                      $100,008
                   2004                       100,008
                   2005                       100,008
                   2006                       100,008
                   2007                        55,536

The vehicle financing payable contains restrictive covenants covering ratios relating to minimum tangible net worth and a fixed charge coverage ratio, as well as other customary covenants, representations and warranties and events of default. As of March 31, 2002, the Company was not in compliance with the fixed charge coverage ratio and obtained a waiver of its noncompliance from the lender.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


4.   DIRECT FINANCING LEASES

     The components of the Company's net investment in direct financing leases as of March 31, 2002 are as follows:


Total Minimum Lease Payments to be Received ........   $60,461
  Less Amounts Representing
    Administration Costs Included in
    Total Minimum Lease Payments ...................     1,204
                                                       -------

Minimum Lease Payment Receivable ...................    59,257

  Less Allowance for Uncollectibles ................    15,200
                                                       -------

Net Minimum Lease Payments Receivable ..............    44,057

  Less Unearned Income .............................     8,575
                                                       -------

Net Investment in Direct Financing Leases ..........   $35,482
                                                       =======

  Current Portion ..................................   $22,163
  Non-Current Portion ..............................    13,319
                                                       -------

Net Investment in Direct Financing Leases ..........   $35,482
                                                       =======

     The total minimum lease payments receivable in succeeding fiscal years are as follows:

     2003 .........................  $34,319
     2004..........................   21,060
     2005..........................    5,082
                                     -------
       Total                         $60,461
                                     =======

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at March 31, 2002:

Accounts Payable.........................      $  198,735
Payroll..................................          46,068
Commissions and Royalties................         102,624
Professional Fees........................         186,201
Other....................................         259,869
                                               ----------
                                               $  793,497
                                               ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002

6.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share for the years ended March 31, 2001 and 2002 is as follows:

                                   2001         2002
                                ----------   ----------
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to
  common shares                 $  174,622   $  588,739

Denominator:
 Weighted average common
  shares                         4,065,680    4,310,019
                                ----------   ----------

Basic EPS                       $      .04   $      .14
                                ==========   ==========
DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to
  common shares                 $  174,622   $  588,739
 Dividends on convertible
  preferred stock                       --       87,987
                                ----------   ----------
                                   174,622      676,726
                                ----------   ----------
Denominator
 Weighted average common
  shares                         4,065,680    4,310,019
 Weighted average convertible
  preferred stock                       --    1,084,375
 Weighted average options
  and warrants                     290,143          968
                                ----------   ----------
                                 4,355,823    5,395,362

Diluted EPS                     $      .04   $      .12
                                ==========   ==========

Preferred shares convertible into 1,105,000 shares of common stock were outstanding during fiscal 2001 but were not included in the computation of diluted EPS because the effect of doing so is antidilutive. Stock options to purchase 10,000 shares of common stock were outstanding during fiscal 2002 but were not included in the computation of diluted EPS because the effect of doing so is antidilutive.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


7.   INCOME TAXES

     The provision for income taxes for the years ended March 31, 2001 and 2002 consists of the following:

                                                    2001         2002
                                                 ---------    ---------
Currently payable
  State and other income taxes ...............   $  36,170    $  87,560
  Federal income taxes .......................     (74,937)     372,424
                                                 ---------    ---------
      Total currently payable
        (receivable) .........................     (38,767)     459,984

  Deferred ...................................     262,390      (86,934)
                                                 ---------    ---------

        Total ................................   $ 223,623    $ 373,050
                                                 =========    =========

     The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                 2001       2002
                                                -----      -----
Federal taxes at statutory rate ......          34.0%      34.0%
State taxes, net .....................            6.4        2.8
Non-deductible expense ...............            2.5        1.4
Other ................................            3.1       (2.7)
                                                -----      -----
    Total ............................           46.0%      35.5%
                                                =====      =====

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


7.   INCOME TAXES-CONTINUED

     The   significant   components  of  the  deferred   income  tax  asset  and
(liability), stated by source of the difference between financial accounting and tax bases as of March 31, 2002, are as follows:


Deferred tax assets:
  Reserve for doubtful accounts .........   $ 474,215
  Other .................................      27,001
                                            ---------
                                              501,216
Deferred tax liabilities:
  Depreciation and amortization .........    (107,813)
                                            ---------
Net deferred tax asset ..................   $ 393,403
                                            =========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


8.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     On November 19, 1999, the Company moved its corporate offices to a new location, which is owned by KA Real Estate Associates, LLC, ("KA") a related party. The operating lease, which expires on October 31, 2006, has the following minimum annual lease payments:

         March 31,
         ---------
         2003.....................  $121,670
         2004.....................   125,320
         2005.....................   129,080
         2006.....................    76,598
                                    --------
           Total..................  $452,668
                                    ========

     Total rent expense for the years ended March 31, 2001 and 2002 was $114,087 and $118,126, respectively, of which $114,087 and $118,126, respectively, all of which was to a related party (see Note 8).

     LITIGATION

     The Company is party to routine legal proceedings incidental to its business from time to time. Certain claims, suits and complaints arise in the ordinary course of business and may be filed against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not have a material adverse affect the consolidated results of operations or financial position of the Company.

     In April, 2001, the Company and one of its subsidiaries, Bundy American Corporation, Inc., were impleaded into a personal injury lawsuit, pending since 1992, involving injuries to a pedestrian claiming to have been involved in a motor vehicle accident with an auto owned and rented by an independent licensee of Rent A Wreck. The plaintiff seeks damages totaling $9 million. The Company believes it has several meritorious defenses and believes the claims against the Company are without merit. The Company is vigorously defending the lawsuit, which has a tentative trial date of July 22, 2002, subject to possible adjournment. The Company intends to move for dismissal of the lawsuit at the appropriate time(s) and/or, if necessary, try the case to conclusion, and pursue any appeals as may be necessary to sustain its position.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


9.   RELATED PARTY TRANSACTIONS

     The Company entered into a Management Agreement with K.A.B., Inc. ("KAB"), a management consulting group controlled by and affiliated with Kenneth L. Blum, Sr., Chairman of the Board of Directors and Chief Executive Officer of the Company. As a part of this agreement, KAB provides direct overall management of the Company's operations. Total annual fees paid to KAB under the management agreement for each of the years ended March 31, 2001 and 2002 were $300,000. On January 19, 2000, the Company's Board of Directors reached an agreement with KAB to extend the term of its Management Agreement with the Company for five additional years through June 30, 2008 on its present terms. In fiscal 2000, the Board also authorized the repurchase of, and the Company entered into an agreement to repurchase, 500,000 options, originally issued to KAB, for $625,000. On September 21, 2000, the Company's Board of Directors authorized the repurchase of, and the Company entered into an agreement to repurchase, an additional 957,721 options originally issued to KAB and later transferred to Kenneth L. Blum, Jr. and Robin Cohn, for $1,234,560. Robin Cohn subsequently transferred her options to her husband, Alan Cohn. On September 25, 2000, the remaining 617,279 options for the Company's common stock, which were held by Kenneth L. Blum, Jr. and Alan Cohn, were exercised at $1.00 per share.

     On November 1, 1999, the Company entered into a lease agreement with KA, a related party of KAB, to lease approximately 9,100 square feet of executive office space, which expires on October 31, 2006. The Company paid KA $118,126 and $114,087 for the years ended March 31, 2002 and 2001, respectively.

     On January 19, 2000, the Board of Directors authorized expenditures totaling $250,000 for the development by American Business Information Systems, Inc. ("ABIS") of a centralized software reporting package to be used by the Company's franchisees. Through March 31, 2002, the Company paid $218,848 to ABIS, a related party of KAB, under this arrangement. Through March 31, 2001, $177,255 had been paid to ABIS.

     The Company has retained Richter Investment Corp. ("Richter"), an affiliate of William L. Richter (a director of the Company), to serve as exclusive financial advisor for the Company. For its role as financial advisor, Richter's fees will be based upon transactions completed, as defined in the agreement. Richter received $47,912 for its role in connection with the exercise of options for the year ended March 31, 2001.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


9.   RELATED PARTY TRANSACTIONS-CONTINUED


     Effective April 1, 1999, Richter receives an annual consulting fee of $30,000. In the opinion of management, the terms of the Company's agreements with Richter, KAB and ABIS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

10.  COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS

     COMMON STOCK

     In the year ended March 31, 2001, the Company repurchased and retired 110,000 shares of its common stock at a cost of $193,994. In the year ended March 31, 2002, the Company repurchased and retired 180,200 shares of its common stock at a cost of $326,851.

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


10.  COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

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

     On November 2, 2000, the Company's Stock Option Plan was approved by the Company's shareholders pursuant to which the Board of Directors of the Company may grant stock options to provide incentives to outside directors of the Company. Accordingly, in November 2000, the Board authorized and the Company granted to Alan Aufzien and Thomas Volpe, the Company's outside directors, options to purchase 30,000 and 5,000 shares, respectively, of the Company's common stock at $1.64, the then current market price, solely in their capacity as directors. On November 20, 2001, the Company granted to both Alan Aufzien and Thomas Volpe options to purchase 10,000 shares of the Company's common stock (5,000 each) at $1.75. The Company is planning to grant each of Alan Aufzien and Thomas Volpe options to purchase 5,000 shares of the Company's common stock on an annual basis. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants issued in 2002 and 2001: risk-free interest rate of 4.3% and 6.4% in 2002 and 2001, respectively; expected volatility of 61.0% and 48.5% in 2002 and 2001, respectively; and expected lives of 5 and 7 years in 2002 and 2001, respectively.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


10.  COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

     The following table summarizes option activity for the years ended March 31, 2001 and 2002:

                                                        2001          2002
                                                      Weighted      Weighted
                                                       Average       Average
                            2001          2002        Exercise      Exercise
                           Shares        Shares         Price         Price
                         ----------    ----------    ----------    ----------
Options outstanding at
  beginning of year       1,750,000        35,000       $1.06         $1.64
Options exercised          (792,279)           --        1.01            --
Options granted              35,000        10,000        1.64          1.75
Options repurchased        (957,721)           --        1.11            --
Options expired                  --            --          --            --
                         ----------    ----------
Options outstanding
  and exercisable at
  end of year                35,000        45,000       $1.64         $1.66

Option price range for
  exercised shares            $1.64 to $1.75

Weighted-average fair
  value of options
  granted during
  the year                     $.98         $1.00

     The following table summarizes options outstanding at March 31, 2002:

                                                        Weighted Average
  Number          Exercise       Weighted Average          Remaining
Outstanding        Price          Exercise Price        Contractual Life
-----------        -----          --------------        ----------------

  45,000       $1.64 to $1.75         $1.66                   8.60

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


10.  COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

The following table presents the pro forma net income and earnings per share that would have been recorded had compensation cost been recognized based on the fair value at the grant date on a straight-line basis over the vesting period of the grant as required by SFAS No. 123.

                                       2001         2002
                                     --------     --------
Net income applicable to common
  and common equivalent shares
    As reported                      $174,622     $588,739
    Pro forma                        $153,568     $578,739

Net earnings per share

  Basic:
    As reported                      $    .04     $    .14
    Pro forma                        $    .04     $    .13


  Diluted:
    As reported                      $    .04     $    .12
    Pro forma                        $    .04     $    .12

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


10.  COMMON STOCK, STOCK OPTION PLANS AND COMMON STOCK WARRANTS - CONTINUED

because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

     A summary of changes in outstanding warrants for the year ended March 31, 2001 is as follows:

                                     Number of      Exercise Price
                                      Warrants       per Warrant
                                     ---------       -----------

   Outstanding, beginning of year..    135,000      $1.00 - $1.15
   Issued..........................         --      $  --
   Exercised.......................   (135,000)     $1.00 - $1.15
   Bought Back.....................         --      $  --
   Canceled........................         --      $  --
                                     ---------

   Outstanding, end of year........         --
                                     =========

     As of March 31, 2002, there were no outstanding warrants.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002

11.  PREFERRED STOCK

     The terms of the outstanding preferred stock provide that the Company may not declare or pay dividends, whether in cash or in property, on the common stock unless all dividends on the preferred stock for all past dividend periods and the current dividend period shall have been paid or declared and a sum set aside for payment thereof. So long as no fewer than 500,000 shares of preferred stock remain outstanding, holders of preferred stock, voting as a class, are entitled to elect up to four members of the Company's seven-member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of a voting trust, Richter holds a proxy to vote approximately 97% of the preferred stock, and, by virtue of his control over Richter, William L. Richter can be deemed to have voting control over such shares. The holders of the Series A Preferred are entitled to cumulative dividends at an annual rate of eight cents per share. The Series A Preferred is convertible, at the option of the holder, into common shares on the basis of one share of common for each share of Series A Preferred. During the year ended March 31, 2002, the Company repurchased and retired 20,625 shares of preferred stock for $36,093 reducing outstanding preferred shares from 1,105,000 to 1,084,375. At March 31, 2002, unpaid declared preferred dividends totaled $21,687.

12.  OTHER REVENUES

     Components of other revenues for the years ended March 31, 2001 and 2002 were as follows:

                                2001       2002
                              --------   --------
Promotional materials .....   $126,938   $105,477
Other .....................     25,579     30,528
                              --------   --------
                              $152,517   $136,005
                              ========   ========

13.  CONCENTRATIONS OF CREDIT RISK - CASH

     The Company maintains its cash balances in financial institutions, which balances at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk therefrom.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


14.  GEOGRAPHIC AND INDUSTRY SEGMENTS

     The Company currently operates in three principal segments: Vehicle Rental Franchise Programs, Insurance Coverage, and Vehicle Rental Operations. Corporate costs are allocated to each segment's operations and are included in the measure of each segment's profit or loss. The geographic data include revenues based upon customer locations and assets based on physical locations.

     The Company's foreign operations are presently conducted by CAR Insurance in Bermuda (see note 2).

     Information by geographic area and industry segment is as follows:

                                                     2001           2002
                                                 -----------    -----------
Net revenues from external customers
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)   $ 5,102,119    $ 4,699,860
 Vehicle Rental Franchises-Priceless-(U.S.)          472,639        619,614
 Vehicle Rental Operations-(U.S.)                     64,856        409,799
 Corporate-(U.S.)                                      1,550          1,800
 Insurance-(U.S.)                                  1,205,181      1,238,195
 Insurance-(Bermuda)                                      --             --
                                                 -----------    -----------
                                                 $ 6,846,345    $ 6,969,268
                                                 ===========    ===========
Segment operating income
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)   $ 1,015,220    $ 1,466,371
 Vehicle Rental Franchises-Priceless-(U.S.)         (473,701)      (126,305)
 Vehicle Rental Operations-(U.S.)                   (133,654)      (461,788)
 Corporate-(U.S.)                                    (83,784)       (72,618)
 Insurance-(U.S.)                                     20,854        104,183
 Insurance-(Bermuda)                                      --             --
                                                 -----------    -----------
                                                 $   344,935    $   909,843
                                                 ===========    ===========
Segment assets
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)   $ 2,351,100    $ 2,210,736
 Vehicle Rental Franchises-Priceless-(U.S.)          574,373        619,476
 Vehicle Rental Operations-(U.S.)                                   891,693
 Corporate-(U.S.)                                    384,141        431,074
 Insurance-(U.S.)                                  1,055,877        927,774
 Insurance-(Bermuda)                                   8,242          8,339
                                                 -----------    -----------
                                                 $ 4,373,733    $ 5,089,092
                                                 ===========    ===========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002

14.  GEOGRAPHIC AND INDUSTRY SEGMENTS-CONTINUED

                                                      2001         2002
                                                   ----------   ----------
Expenditures for segment assets
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)     $       --   $       --
 Vehicle Rental Franchises-Priceless-(U.S.)                --           --
 Vehicle Rental Operations-(U.S.)                     240,075    1,081,804
 Corporate-(U.S.)                                     270,107      110,000
 Insurance-(U.S.)                                          --           --
 Insurance-(Bermuda)                                       --           --
                                                   ----------   ----------
                                                   $  510,182   $1,191,804
                                                   ==========   ==========
Depreciation and amortization
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)     $   17,997   $   18,133
 Vehicle Rental Franchise-Priceless-(U.S.)              2,738        4,681
 Vehicle Rental Operations-(U.S.)                      44,590      180,180
 Corporate-(U.S.)                                     111,875       76,333
 Insurance-(U.S.)                                          --           --
 Insurance-(Bermuda)                                       --           --
                                                   ----------   ----------
                                                   $  177,200   $  279,327
                                                   ==========   ==========
Interest income
 Vehicle Rental Franchises-Rent A Wreck-(U.S.) $       85,800   $  124,078
 Vehicle Rental Franchises-Priceless-(U.S.)             8,037       18,345
 Vehicle Rental Operations-(U.S.)                          --           --
 Corporate-(U.S.)                                       8,357        3,903
 Insurance-(U.S.)                                      64,575       25,997
 Insurance-(Bermuda)                                      344           --
                                                   ----------   ----------
                                                   $  167,113   $  172,323
                                                   ==========   ==========
Interest expense
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)     $       15   $       --
 Vehicle Rental Franchise-Priceless-(U.S.)                 11           --
 Vehicle Rental Operations-(U.S.)                          --       10,681
 Corporate-(U.S.)                                          --           --
 Insurance-(U.S.)                                      25,377       21,709
 Insurance- (Bermuda)                                      --           --
                                                   ----------   ----------
                                                   $   25,403   $   32,390
                                                   ==========   ==========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


14.  GEOGRAPHIC AND INDUSTRY SEGMENTS-CONTINUED

                                                     2001       2002
                                                   --------   --------
Income taxes
 Vehicle Rental Franchises-Rent A Wreck-(U.S.)     $206,913   $315,723
 Vehicle Rental Franchises-Priceless-(U.S.)              --      3,189
 Vehicle Rental Operations-(U.S.)                        --         --
 Corporate-(U.S.)                                        --         --
 Insurance-(U.S.)                                    16,710     54,138
 Insurance-(Bermuda)                                     --         --
                                                   --------   --------
                                                   $223,623   $373,050
                                                   ========   ========

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the fiscal year ended March 31, 2002. In making these disclosures, the Company has relied solely on representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

Class I Directors:

     Kenneth L. Blum, Sr., 75. Kenneth L. Blum, Sr. has served as Chairman and a Director of the Company since June 1993, has been the Company's Chief Executive Officer since December 1993, and was its President from June 1993 to October 1994. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including American Business Information Systems, Inc., a high-volume laser printing company. Mr. Blum is a director of Avesis Incorporated, which markets and administers discount benefit programs. Mr. Blum is the father of the Company's President, Kenneth L. Blum, Jr. Mr. Blum controls K.A.B., Inc., a Florida corporation ("KAB"), which has a Management Agreement with the Company. See "Certain Transactions."

     Kenneth L. Blum, Jr., 38, has served as Secretary of the Company since March 1994, as Vice President from May 1994 to October 1994, as President since October 1994, and as director since October 1998. Mr. Blum is also President of American Business Information Systems, Inc., a high-volume laser printing company and computer service bureau. Mr. Blum is the son of the Company's Chairman and Chief Executive Officer.

             RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE-CONTINUED

Class II Directors:

     William L. Richter, 59, has been a director of the Company since November 1989 and previously served as a director from 1983 to 1985. Mr. Richter was Co-Chairman of the Company from November 1989 to June 1993 and has been Vice Chairman since June 1993. For the past thirteen years, Mr. Richter has been President of Richter, an asset management and merchant banking firm. Mr. Richter has been a Senior Managing Director of Cerberus Capital Management, L.P. (or its predecessor organization) since its founding in late 1992. Mr. Richter is a Director and Co-Chairman of Avesis Incorporated, which markets and administers discount benefit programs.

     Alan L. Aufzien, 72, has served as a Director of the Company since November 1989. Mr. Aufzien has also been a partner in the Norall Organization, a private investment company, since 1987. Since 1983, he has also been the president and a director of New York Harbour Associates, Inc. (a real estate development firm). From 1986 to 1996, Mr. Aufzien was the Chairman of Meadowlands Basketball Association (New Jersey Nets) and currently serves as a director of that organization. Mr. Aufzien is also a director of First Real Estate Trust of New Jersey.

     Thomas J. Volpe, 66, has served as a Director of the Company since July 2000. Until his retirement in February 2001, Mr. Volpe served as the Senior Vice President of Financial Operations at The Interpublic Group of Companies, Inc. He served in this capacity from March 1986 through February 2001. Prior to his employment at The Interpublic Group of Companies, Mr. Volpe was employed at the Colgate Palmolive Company as the Vice President and Treasurer. He currently serves as Director of Industry Leaders Fund, where he serves as an independent trustee for a mutual fund, and American Technical Ceramics.

     All directors hold office for one-year terms, until their successors are duly elected at the next annual meeting and qualified.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer for services rendered to the Company during the fiscal years ended March 31, 2000, 2001 and 2002. No other executive officer who was serving as an executive officer during fiscal 2001 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the fiscal year ended March 31, 2001.

                                                       LONG-TERM COMPENSATION
                                 ANNUAL COMPENSATION          AWARDS
                                 -------------------   ---------------------
                                                       SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR     SALARY(1)       OPTIONS/SARS(#)
---------------------------      ----     ---------       ---------------
Kenneth L. Blum, Sr., CEO        2002     $ 300,000             --(2)
                                 2001       300,000             --(2)
                                 2000       300,000             --(2)

(1) Mr. Blum became Chief Executive Officer of the Company in connection with the Management Agreement between the Company and KAB, effective June 30, 1993. Mr. Blum does not receive cash compensation directly from the Company. KAB receives cash compensation pursuant to the Management Agreement of $300,000 per year plus expense reimbursements ($14,579 in the year ended March 31, 2002). The amounts indicated in the table represent compensation received by KAB pursuant to the Management Agreement. Mr. Blum is the sole stockholder of KAB. See "Certain Transactions - Management Agreement with KAB and Related Transactions - Management Agreement."

(2) During the year ended March 31, 1994, KAB received options for the purchase of 2,250,000 shares of the Company's common stock in connection with the Management Agreement. During the year ended March 31, 1996, KAB transferred the options to certain related parties. During the year ended March 31, 1995, the Board of Directors approved the vesting of 1,000,000 of these options at an exercise price of $1.00 per share. Effective July 20, 1995, the exercise price of the balance of the options was set by the Board of Directors at $1.15 per share, with vesting, subject to continued employment, on July 1, 2002, or earlier subject to satisfaction of performance targets. As a result of the Company's financial performance for the fiscal year ended March 31, 1999, the Company met the performance targets, and the balance of the options became fully vested as of March 31, 1999. As described in Note 9 to the Financial Statements, these options have been exercised.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE-CONTINUED

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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 10, 2002, the persons and entities identified in the following table, including all directors, executive officers and persons known to the Company to own more than 5% of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, the shares of voting securities reflected in such table. All the outstanding shares of Series A Preferred are immediately convertible at the option of the holder into common stock, on a share-for-share basis. Except as otherwise specified, the named beneficial owner has sole investment and voting power with respect to such shares.

                                                                                            TOTAL (1)
                                                                                      ----------------------
                                                                     SHARES            PERCENT      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER      TITLE OF CLASS       BENEFICIALLY OWNED     OF CLASS     OF COMMON
------------------------------------      --------------       ------------------     --------     ---------
Kenneth L. Blum, Sr. (6)                       --                        --                --            --
10324 S. Dolfield Road
Owings Mills, MD 21117

David Schwartz                               Common                 400,000               9.5           9.5
Bundy Rent-A-Wreck
12333 W. Pico Blvd.
Los Angeles, California 90064

William L. Richter(3)(4)                     Common                 992,706 (3)          23.6 (3)      23.6
c/o Richter Investment Corp.                Preferred(3)          1,050,000 (3)          96.8          38.2 (4)
450 Park Avenue
New York, NY 10022

Alan L. Aufzien(5)                           Common                  67,500 (5)           1.6           1.6
P.O. Box 2369                               Preferred(4)             34,375 (5)           3.2           1.9
Secaucus, NJ 07094

Thomas J. Volpe (8)                          Common                  10,000 (8)             *             *
1271 Avenue of Americas
New York, NY 10020

Kenneth L. Blum, Jr.(6)                      Common                 530,718 (6)          12.6          12.6
10324 S. Dolfield Road
Owings Mills, MD 21117

Alan Cohn (7)                                Common                 456,395 (7)          10.8          10.8
c/o Rent-A-Wreck of America, Inc.
10324 S. Dolfield Road
Owings Mills, MD  21117

Robert M. Temko                              Common                 278,400               6.6           6.6
39 Hidden Valley Drive
Newark, Delaware 19711

All Directors and Executive Officers
as a Group including the Directors           Common               1,600,924 (3)(5)(6)    38.0          38.0 (4)
Named Above (4 persons)                     Preferred (2)(3)      1,050,000 (3)(4)       96.8          49.7

* Less than 1%.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT-CONTINUED

FOOTNOTES

(1) Based on 4,205,296 common shares and 1,084,375 Series A Preferred Shares outstanding and 45,000 options for shares of common stock exercisable immediately on the date of this table, June 10, 2002.
(2) Holders of Series A Preferred, voting as a class, are entitled to elect up to four members of a seven member Board of Directors and are also entitled to vote as a class on other significant corporate actions. Pursuant to the terms of proxies granted to Richter, 95.0% of the Series A Preferred may be voted by Richter as of the date of this table. The proxies are effective until such time that fewer than 500,000 shares of Series A Preferred remain outstanding. See note 4 below.
(3) Includes 178,750 shares of Series A Preferred held by Mr. Richter. Also includes 1,200 shares of Common Stock held by spouse's IRA. Also includes 550,000 shares of Series A Preferred and 617,975 shares of Common Stock held by Richter. Also includes an additional 321,250 shares of Series A Preferred as to which Richter holds voting authority via proxy (see note 2 above). Mr. Richter holds a controlling interest in Richter. Mr. Richter and Richter have the same address.
(4) Excludes 321,250 shares of Series A Preferred as to which Richter holds voting authority via proxy (see note 2 and 3 above) because Richter would not have voting or investment control of the converted Common Stock issued upon conversion of such shares of Series A Preferred.
(5) 34,375 shares of Series A Preferred, held by a partnership controlled by Mr. Aufzien, are subject to a voting proxy granted to Richter. Also includes 35,000 options for shares of common stock exercisable immediately.
(6) Mr. Blum, Sr. is the father of Kenneth L. Blum, Jr. and Robin Cohn; see note 7 below. Mr. Blum disclaims beneficial ownership of shares held by Mr. Blum, Jr. and Ms. Cohn.
(7) All shares held jointly with spouse. See note 6 above.
(8) Includes 10,000 options for shares of common stock exercisable immediately.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


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

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED MARCH 31, 2001 and 2002

                                                            ADDITIONS
                                                   -------------------------
                                    BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE
                                     BEGINNING     COSTS AND        OTHER                           AT END
DESCRIPTION                          OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS       OF PERIOD
-----------                         ----------     ----------     ---------      ----------       ----------
MARCH 31, 2001

Allowance for doubtful accounts     $  832,253     $   48,329     $      --      $   26,159 (1)   $  854,423
                                    ==========     ==========     =========      ==========       ==========

MARCH 31, 2002

Allowance for doubtful accounts     $  854,423     $  468,288     $      --      $  125,198 (1)   $1,197,513
                                    ==========     ==========     =========      ==========       ==========

(1)  Accounts written off

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Rent-A-Wreck of America, Inc.
Registrant

By:                                  Date:

/s/ Mitra Ghahramanlou               June 28, 2002
---------------------------          -------------
Mitra Ghahramanlou
Chief Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title                  Date
-------------------                  ----

/s/ Kenneth L. Blum, Sr.             June 28, 2002
---------------------------          -------------
Kenneth L. Blum, Sr.
Chairman of the Board
and Director (Principal
Executive Officer)


/s/ Mitra Ghahramanlou               June 28, 2002
---------------------------          -------------
Mitra Ghahramanlou
Chief Accounting Officer
(Principal Financial and
Accounting Officer)


/s/ Kenneth L. Blum, Jr.             June 28, 2002
---------------------------          -------------
Kenneth L. Blum, Jr.
President and Director


/s/ William L. Richter               June 28, 2002
---------------------------          -------------
William L. Richter
Vice Chairman of the Board
and Director


/s/ Alan Aufzien                     June 28, 2002
---------------------------          -------------
Alan Aufzien, Director


/s/ Thomas J. Volpe                  June 28, 2002
---------------------------          -------------
Thomas J. Volpe, Director

                          RENT-A-WRECK OF AMERICA, INC.
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                                 FOR FISCAL YEAR
                              ENDED MARCH 31, 2002

                                                   Incorporated
Exhibit No.    Exhibit                             by Reference from
-----------    -------                             -----------------

3.1            Certificate of                      Form 10-K for the
               Incorporation                       Fiscal year ended
                                                   March 31, 1997.

3.2            Bylaws,                             Form 10-K for the fiscal
               as amended                          year ended March 31,
                                                   1986, in which the
                                                   Bylaws, are incorporated
                                                   by reference and amendments
                                                   to Bylaws are filed therein.

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

10.2           Management Agreement -              Form 8-K, dated June 30,
               K.A.B., Inc. Related                1993 and is incorporated
               party dated June 30,                by reference.
               1993

10.2.1         Amendment to Management             Form 10-K for the fiscal
               Agreement with K.A.B.,              year ended March 31,
               Inc., Related party                 1997.
               dated March 27, 1996

10.3           Stock Option Grant to               Form 8-K, dated June 30,
               K.A.B., Inc. dated                  1993 and is incorporated
               June 30, 1993                       by reference. Amendment filed
                                                   on Form 10-K for the fiscal
                                                   year ended March 31, 1997.

10.3.1         Amendment to Stock                  Form 10-K for the fiscal
               Option Grant to                     year ended  March 31,
               K.A.B., Inc. dated                  1997.
               July 20, 1995

10.4           Registration Rights                 Form 8-K, dated June 30,
               Agreement dated June                1993 and is incorporated
               30, 1993, among K.A.B.,             by reference.
               Inc., Kenneth L. Blum,
               Jr., Alan S. Cohn and
               the Company

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

10.9           Rent-A-Wreck Franchise              Form 10-KSB for the
               Agreement -standard                 fiscal year ended
               form as of                          March 31, 2001.
               July 21, 2000

10.9.1         Priceless Franchise                 Form 10-KSB for the
               Agreement standard                  fiscal year ended
               form as of                          March 31, 2001.
               July 21, 2000.


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

10.39          Loan Agreement, dated June 19,      Exhibit 10.4 to Form
               2001, between Merrill Lynch         10-QSB for quarter
               and Rent-A-Wreck of America, Inc.   ended September 30, 2001


10.40          Unconditional Guaranty, dated       Exhibit 10.1 to Form
               June 19, 2001, between Merrill      10-QSB for quarter
               Lynch and Bundy American            ended September 30, 2001


10.41          Unconditional Guaranty, dated       Exhibit 10.2 to Form
               June 19, 2001, between Merrill      10-QSB for quarter
               Lynch and Rent-A-Wreck Leasing      ended September 30, 2001


10.42          Unconditional Guaranty, dated       Exhibit 10.3 to Form
               June 19, 2001, between Merrill      10-QSB for quarter
               Lynch and Priceless                 ended September 30, 2001
               Rent-A-Car, Inc.

10.43          WMCA Loan Agreement, dated          Exhibit 10.5 to Form
               June 19, 2001, between Merrill      10-QSB for quarter
               Lynch and Bundy American            ended September 30, 2001

10.44          WMCA Loan Agreement, dated          Exhibit 10.6 to Form
               June 19, 2001, between Merrill      10-QSB for quarter
               Lynch and Priceless                 ended September 30, 2001
               Rent-A-Car, Inc.

10.45          WMCA Loan Agreement, dated          Exhibit 10.7 to Form
               June 19, 2001, between Merrill      10-QSB for quarter
               Lynch and Rent-A-Wreck              ended September 30, 2001
               Leasing, Inc.

10.46          Letter of Credit Amendment,         Exhibit 10.8 to Form
               dated September 19, 2001 for        10-QSB for quarter
               Rent-A-Wreck of America, Inc.       ended September 30, 2001
               on behalf of Consolidated
               American Rental Insurance
               Company, Ltd.

10.47          Irrevocable Letter of Credit,       Exhibit 10.9 to Form
               dated July 30, 2001 for             10-QSB for quarter
               Rent-A-Wreck of America, Inc.       ended September 30, 2001
               on behalf of Consolidated
               American Rental Insurance
               Company, Ltd.

10.48          Security Agreement, dated           Filed herewith
               June 19, 2001, between Merrill
               Lynch and Bundy America
               Corporation

10.49          Security Agreement, dated           Filed herewith
               June 19, 2001, between Merrill
               Lynch and Rent-A-Wreck
               Leasing, Inc.

10.50          Security Agreement, dated           Filed herewith
               June 19, 2001, between Merrill
               Lynch and Priceless
               Rent-A-Car, Inc.

10.51          Financial Assets Security           Filed herewith
               Agreement, dated June 19, 2001
               between Merrill Lynch and
               Rent-A-Wreck of America, Inc.

10.52          Merrill Lynch Irrevocable           Filed herewith
               Standby Letter of Credit
               to Consolidated American
               Rental Insurance Company, Ltd.

10.53          Merrill Lynch Letter of Credit      Filed herewith
               Supplement to Rent-A-Wreck
               of America, Inc.

10.54          Reducing Revolver-Loan and          Filed herewith
               Security Agreement dated
               June 19, 2001, between
               Merrill Lynch and
               Rent-A-Wreck of America, Inc.

10.55          Letter Agreement dated              Filed herewith
               March 7, 2002, between
               Demetriou Insurance Services
               and Rent-A-Wreck of America, Inc.

10.56          Waiver dated June 27, 2002          Filed herewith
               between Merrill Lynch and
               Rent-A-Wreck of America, Inc.

21             List of Subsidiaries                Filed herewith.