Form 10QSB
period 2002-06-30
RENT A WRECK OF AMERICA INC
filed 2002-08-19
CIK 763567

United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's shares of common stock, as of the latest practicable date: 4,186,296 shares of common stock as of August 12, 2002.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES

                           FORM 10-QSB - JUNE 30, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of
          March 31, 2002 and June 30, 2002 (Unaudited)                       2-3

        Consolidated Statements of Earnings for the Three Months
          ended June 30, 2001 and 2002 (Unaudited)                             4

        Consolidated Statements of Cash Flows for the Three Months
          ended June 30, 2001 and 2002 (Unaudited)                             5

        Notes to Consolidated Financial Statements (Unaudited)              6-12

Item 2. Management's Discussion and Analysis or Plan of Operation          13-15

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Disclosure                                                            19

Item 6. Exhibits and Reports on Form 8-K                                      20

Item 7. Financial Statements and Exhibits                                     20

        Signatures                                                            22

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31,     June 30,
                                                         2002          2002
                                                      -----------   -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents .......................   $   447,991   $   345,978
  Restricted Cash .................................       600,000       600,000
  Accounts Receivable, net of allowance
    for doubtful accounts of $1,014,333 and
      $1,195,950 at March 31, 2002 and
        June 30, 2002, respectively:
          Continuing License Fees and
          Advertising Fees ........................       389,417       361,117
        Current Portion of Notes Receivable .......       525,158       583,151
        Current Portion of Direct Financing
          Leases ..................................        22,163        25,674
          Insurance Premiums Receivable ...........        78,100         7,630
          Vehicle Rental Operation ................        92,413       100,520
          Other ...................................       203,931       196,173
  Prepaid Expenses and Other ......................       199,370       209,909
  Prepaid Income Tax Expense ......................       373,647       383,990
  Deferred Tax ....................................       501,216       571,320
                                                      -----------   -----------

    TOTAL CURRENT ASSETS ..........................     3,433,406     3,385,462
                                                      -----------   -----------
PROPERTY AND EQUIPMENT:
  Furniture .......................................        99,676        90,430
  Computer Hardware and Software ..................       564,169       606,022
  Machinery and Equipment .........................        71,288        54,756
  Leasehold Improvements ..........................        28,417        28,417
  Vehicles ........................................     1,242,149     1,000,902
                                                      -----------   -----------
                                                        2,005,699     1,780,527
  Less:  Accumulated Depreciation and
         Amortization .............................      (578,793)     (579,043)
                                                      -----------   -----------

    NET PROPERTY AND EQUIPMENT ....................     1,426,906     1,201,484
                                                      -----------   -----------
OTHER ASSETS:
  Intangible Assets, net of accumulated
    amortization of $175,584 and $181,308 at March
    31, 2002 and June 30, 2002, respectively ......       175,976       170,519
  Long-term Portion of Notes and Direct Financing
    Lease Receivables, net of allowance of $183,180
      and $88,929 at March 31, 2002 and June 30,
      2002, respectively ..........................        52,804       151,270
                                                      -----------   -----------

                                                          228,780       321,789
                                                      -----------   -----------

    TOTAL ASSETS ..................................   $ 5,089,092   $ 4,908,735
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         March 31,    June 30,
                                                           2002         2002
                                                        ----------   ----------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .............   $  793,497   $  557,750
  Dividends Payable .................................       21,687       21,687
  Current Portion of Vehicle Financing Payable ......      100,008      100,008
  Insurance Loss Reserves ...........................      621,905      705,779
                                                        ----------   ----------

    TOTAL CURRENT LIABILITIES .......................    1,537,097    1,385,224
                                                        ----------   ----------

LONG-TERM LIABILITIES:

  Vehicle Financing Payable, net of current portion .      355,560      330,558
  Deferred Tax Liability ............................      107,813      107,813
                                                        ----------   ----------

    TOTAL LONG-TERM LIABILITIES .....................      463,373      438,371
                                                        ----------   ----------

    TOTAL LIABILITIES ...............................    2,000,470    1,823,595
                                                        ----------   ----------

COMMITMENTS AND CONTINGENCIES .......................           --           --

SHAREHOLDERS' EQUITY:

  Convertible Cumulative Series A Preferred Stock,
    $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1,084,375 shares at
    March 31, 2002 and at June 30, 2002 (aggregate
    liquidation preference $867,500 at March 31,
    2002 and June 30, 2002) .........................       10,844       10,844
  Common Stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    4,205,296 and 4,186,296 shares at March 31,
    2002 and June 30, 2002, respectively ............       42,053       41,863
  Additional Paid-In Capital ........................    1,906,773    1,874,167
  Retained Earnings .................................    1,128,952    1,158,266
                                                        ----------   ----------

    TOTAL SHAREHOLDERS' EQUITY ......................    3,088,622    3,085,140
                                                        ----------   ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $5,089,092   $4,908,735
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                      2001             2002
                                                   -----------      -----------
REVENUES:
  Initial License Fees .......................     $   504,501      $   431,000
  Continuing License Fees ....................         879,535          634,565
  Advertising Fees ...........................         235,699          188,445
  Insurance Premiums .........................         344,022          303,244
  Vehicle Rental Operations ..................          52,730          120,487
  Other ......................................          31,398           30,796
                                                   -----------      -----------
                                                     2,047,885        1,708,537
                                                   -----------      -----------
EXPENSES:
  Salaries, Consulting Fees and
    Employee Benefits ........................         271,354          375,989
  Advertising and Promotion ..................         301,754          249,359
  Sales and Marketing ........................         227,774          241,944
  Direct Expenses - Rental Operations ........          23,150           53,941
  Insurance Underwriting Expenses ............         237,075          293,392
  General and Administrative Expenses ........         318,828          350,881
  Depreciation & Amortization ................          45,987           74,077
                                                   -----------      -----------
                                                     1,425,922        1,639,583
                                                   -----------      -----------
      OPERATING INCOME .......................         621,963           68,954

OTHER INCOME (EXPENSE)
  Interest Income ............................          33,995           19,347
  Interest Expense ...........................          (6,197)          (5,238)
                                                   -----------      -----------
                                                        27,798           14,109
                                                   -----------      -----------

      INCOME BEFORE INCOME TAX EXPENSE .......         649,761           83,063
                                                   -----------      -----------

INCOME TAX EXPENSE ...........................         250,808           32,061
                                                   -----------      -----------

      NET INCOME .............................     $   398,953      $    51,002

DIVIDENDS ON CONVERTIBLE CUMULATIVE
  PREFERRED STOCK ............................          22,100           21,687
                                                   -----------      -----------

NET INCOME APPLICABLE TO COMMON
  AND COMMON EQUIVALENT SHARES ...............     $   376,853      $    29,315
                                                   -----------      -----------

EARNINGS PER COMMON SHARE
  Basic ......................................     $       .09      $       .01
                                                   -----------      -----------

Weighted average common shares ...............       4,385,496        4,196,527
                                                   ===========      ===========

  Diluted ....................................     $       .07      $       .01
                                                   -----------      -----------
Weighted average common shares
 plus options and warrants ...................       5,490,496        5,281,971
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended June 30,
                                                                --------------------------
                                                                    2001           2002
                                                                -----------    -----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net income ................................................   $   398,953    $    51,002
  Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
      Depreciation and amortization .........................        45,987         74,077
      Deferred income taxes .................................       (17,331)            --
      (Gain) loss on disposal of property and equipment .....           (95)        12,548
      Provision for doubtful accounts .......................        44,876         87,366
  Changes in assets and liabilities:
      Accounts and notes receivable .........................      (424,727)      (148,915)
      Prepaid expenses and other ............................       (10,072)       (10,539)
      Prepaid income tax ....................................       258,434        (10,343)
      Deferred tax ..........................................            --        (70,104)
      Accounts payable and accrued
        expenses ............................................        85,066       (235,747)
      Insurance loss reserves ...............................       (22,584)        83,874
                                                                -----------    -----------

      Net cash provided by (used in) operating activities ...       358,507       (166,781)
                                                                -----------    -----------

Cash flows from investing activities:
  Increase (decrease) in restricted cash ....................        27,567             --
  Proceeds from sale of property and equipment ..............         6,200        233,160
  Acquisition of property and equipment and intangible assets      (353,816)       (88,906)
                                                                -----------    -----------

      Net cash (used in) provided by investing activities ...      (320,049)       144,254
                                                                -----------    -----------
Cash flow from financing activities:
  Decrease in vehicle financing payable .....................            --        (25,002)
  Increase in insurance financing payable ...................       439,181             --
  Repurchase and retirement of common stock .................            --        (32,797)
  Preferred dividends paid ..................................       (22,100)       (21,687)
                                                                -----------    -----------

      Net cash provided by (used in) financing activities ...       417,081        (79,486)
                                                                -----------    -----------
      Net increase (decrease) in cash and cash
         equivalents ........................................       455,539       (102,013)

Cash and cash equivalents at beginning of period ............       554,181        447,991
                                                                -----------    -----------

Cash and cash equivalents at end of period ..................   $ 1,009,720    $   345,978
                                                                -----------    -----------

Supplemental disclosure of cash flow information:
  Interest paid .............................................   $     6,197    $     5,238
  Taxes paid ................................................   $     9,705    $   114,477

   The accompanying notes are an integral part of these financial statements.

            RENT-A-WRECK OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002

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

     The consolidated balance sheet as of June 30, 2002, and the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments which are necessary to present a fair statement of the results of operations for the interim periods have been made, and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission. The interim results of operations for the three month periods ended June 30, 2001 and 2002 are not necessarily indicative of operating results for the full fiscal year.

2.   PREFERRED STOCK

     During the three month period ended June 30, 2002, the Company declared dividends on the Preferred Stock totaling $21,687 which are expected to be paid during the second quarter of the Company's 2003 fiscal year.

3.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 2001 and 2002 is as follows:

                                                          2001           2002
                                                       ----------     ----------
BASIC EPS COMPUTATION

Numerator:
 Net income applicable to common shares ..........     $  376,853     $   29,315

Denominator:
 Weighted average common shares ..................      4,385,496      4,196,527
                                                       ----------     ----------

Basic EPS ........................................     $      .09     $      .01
                                                       ==========     ==========

DILUTED EPS COMPUTATION

Numerator:
 Net income applicable to common shares ..........     $  376,853     $   29,315
 Dividends on convertible preferred stock ........         22,100         21,687
                                                       ----------     ----------
                                                          398,953         51,002
                                                       ----------     ----------

Denominator
 Weighted average common shares ..................      4,385,496      4,196,527
 Weighted average convertible preferred stock ....      1,105,000      1,084,375
 Weighted average options and warrants ...........             --          1,069
                                                       ----------     ----------
                                                        5,490,496      5,281,971
                                                       ----------     ----------

Diluted EPS ......................................     $      .07     $      .01
                                                       ==========     ==========

For the three month period ended June 30, 2001, options for the purchase of 35,000 shares of common stock were excluded from the calculation of diluted EPS as their effect would have been antidilutive. For the three month period ended June 30, 2002, options for the purchase of 10,000 shares of common stock were excluded from the calculation of diluted EPS as their effect would have been antidilutive.

4.   GEOGRAPHIC AND INDUSTRY SEGMENTS

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

     Information by geographic area and industry segment is as follows:

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                            2001           2002
                                                     -----------    -----------
Net revenues from external customers
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $ 1,397,399    $ 1,068,628
 Vehicle Rental Franchises-Pricele$$-(U.S.)              253,734        215,253
 Vehicle Rental Operations-(U.S.)                         52,731        120,487
 Corporate-(U.S.)                                             --            925
 Insurance-(U.S.)                                        344,021        303,244
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $ 2,047,885    $ 1,708,537
                                                     -----------    -----------

Segment operating income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $   510,576    $   252,718
 Vehicle Rental Franchises-Pricele$$-(U.S.)               86,059         27,095
 Vehicle Rental Operations-(U.S.)                        (48,486)      (100,004)
 Corporate-(U.S.)                                        (15,607)       (22,201)
 Insurance-(U.S.)                                         89,421        (88,654)
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $   621,963    $    68,954
                                                     ===========    ===========

Segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $ 2,187,294    $ 2,324,018
 Vehicle Rental Franchises-Pricele$$-(U.S.)              457,203        265,140
 Vehicle Rental Operations-(U.S.)                        614,064      1,027,892
 Corporate-(U.S.)                                        529,923        390,898
 Insurance-(U.S.)                                      1,455,523        892,444
 Insurance-(Bermuda)                                       8,242          8,343
                                                     -----------    -----------
                                                     $ 5,252,249    $ 4,908,735
                                                     ===========    ===========

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2001           2002
                                                     -----------    -----------

Expenditures for segment assets
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $        --    $        --
 Vehicle Rental Franchises-Pricele$$-(U.S.)                   --             --
 Vehicle Rental Operations-(U.S.)                        303,581         39,593
 Corporate-(U.S.)                                         50,235         49,313
 Insurance-(U.S.)                                             --             --
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $   353,816    $    88,906
                                                     ===========    ===========

Depreciation and amortization
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $     4,528    $     4,540
 Vehicle Rental Franchises-Pricele$$-(U.S.)                1,016          1,184
 Vehicle Rental Operations-(U.S.)                         19,602         51,341
 Corporate-(U.S.)                                         20,841         17,012
 Insurance-(U.S.)                                             --             --
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $    45,987    $    74,077
                                                     ===========    ===========

Interest income
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $    19,555    $    12,769
 Vehicle Rental Franchises-Pricele$$-(U.S.)                1,890          1,939
 Vehicle Rental Operations-(U.S.)                             --             --
 Corporate-(U.S.)                                          1,534          1,587
 Insurance-(U.S.)                                         11,016          3,048
 Insurance-(Bermuda)                                          --              4
                                                     -----------    -----------
                                                     $    33,995    $    19,347
                                                     ===========    ===========

Interest expense
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $        --    $        --
 Vehicle Rental Franchises-Pricele$$-(U.S.)                   --             --
 Vehicle Rental Operations-(U.S.)                             --          5,238
 Corporate-(U.S.)                                             --             --
 Insurance-(U.S.)                                          6,197             --
 Insurance-(Bermuda)                                         --             --
                                                     -----------    -----------
                                                     $     6,197    $     5,238
                                                     ===========    ===========

Income taxes
 Vehicle Rental Franchises-Rent-A-Wreck-(U.S.)       $   198,010    $    20,854
 Vehicle Rental Franchises-Pricele$$-(U.S.)               33,948         11,207
 Vehicle Rental Operations-(U.S.)                             --             --
 Corporate-(U.S.)                                             --             --
 Insurance-(U.S.)                                         18,850             --
 Insurance-(Bermuda)                                          --             --
                                                     -----------    -----------
                                                     $   250,808    $    32,061
                                                     ===========    ===========

5.   LITIGATION

     Rent-A-Wreck of America, Inc. (the "Company") is party to routine legal proceedings incidental to its business from time to time. Certain claims, suits and complaints arise in the ordinary course of business and may be filed against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     In April, 2001, the Company and one of its subsidiaries, Bundy American Corporation, Inc., were impleaded into a personal injury lawsuit, pending since 1992, involving injuries to a pedestrian claiming to have been involved in a motor vehicle accident with an auto owned and rented by an independent licensee of the Company. The plaintiff seeks damages totaling $9 million. The Company believes it has several meritorious defenses and believes the claims against the Company are without merit. The Company is vigorously defending the lawsuit, and expects to file a summary judgment motion in the near future. The Company intends to move for dismissal of the lawsuit and/or, if necessary, try the case to conclusion, and pursue any appeals as may be necessary to sustain its position. No trial date has been scheduled.

     On May 14, 2001, a Carney, Maryland franchisee of Bundy American Corporation filed an action in Baltimore City Superior Court, Case No. 24-C-01-002408, alleging it suffered $400,000 in contract damages caused by Bundy when the franchisee lost a competitive bid for auto rental business let by the Baltimore City Police Department. Plaintiff also named as co-defendant the Bundy franchisee that won the bid. Bundy filed a counterclaim against Plaintiff in the amount of approximately $70,000 for abandoning another of Plaintiff's Bundy franchises. The case is in the discovery process. Trial by jury is set for November 18, 2002.

     To date none of the discovery supports Plaintiff's claim, either as to liability or as to amount. Plaintiff has offered to settle the claim for $350,000. Bundy's outside trial counsel has advised against a settlement that would have Bundy pay Plaintiff any monies at all. Counsel advises that it will defend on legal and factual grounds, and that it believes that the Bundy counterclaim is on solid legal and factual footing.

6.   SUBSEQUENT EVENTS

     On August 12, 2002, the Board of Directors of the Company discussed whether the Company should terminate the registration of its common stock under Section 12 of the Securities Exchange Act of 1934 (the "1934 Act"). The Board discussed the advantages of maintaining its Section 12 registration and its quotation on the Nasdaq Small Cap market, including the limited liquidity it provided for shareholders. The Board also evaluated the cost of maintaining the Company as an SEC registrant, including the increased accounting, legal and Nasdaq Small Cap fees and the costs of personnel who spend a considerable amount of time complying with the securities laws and preparing the periodic reports. The Board was informed of the limited benefits of the Nasdaq quotation, including the fact that the Nasdaq Small Cap market for the Company's shares since 1985 has not had the depth and liquidity to provide for a full market for all shares.

     The Company has also been informed that it presently qualifies to terminate its registration under the 1934 Act in accordance with SEC rules. After reviewing all these matters, the Board decided unanimously that it was in the best interests of the Company and its shareholders to authorize the Company to terminate its registration under the 1934 Act by filing a Form 15 with the SEC. This form is expected to be filed on August 30, 2002, which will have the effect of deregistering the common stock of the Company, delisting the common stock on the Nasdaq Small Cap market, and immediately terminating the Company's obligation to file Forms 10-KSB, 10-QSB and 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

     The Company operates in three principal segments: Vehicle Rental Franchise Programs (Franchising), Insurance Coverage (Insurance) and Vehicle Rental Operations (Rental Operations). For the quarter ended June 30, 2002, the Company's Franchising segment comprised 75% of consolidated net revenues (81% in 2001) and 408% of consolidated operating income (96% in 2001).

     For the quarter ended June 30, 2002, initial license fees, continuing license fees and advertising fees decreased by $365,725 (23%). Initial license fees decreased by $73,501 (15%), continuing license fees decreased by $244,970 (28%), and advertising fees decreased by $47,254 (20%). The decrease in initial license fees, continuing license fees and advertising fees resulted partially from reduced travel demands arising, in part, from September 11th and general economic uncertainties which have reduced travel. In addition, a substantial number of franchisees have not been paying the full royalties which they would normally be expected to remit, and the Company has been less successful than it had been in the past in making collections.

     Revenues from insurance premiums decreased by $40,778 (13%) due to a lower number of vehicles in the Company's CAR Insurance program. This lower number is a direct consequence of the lower number of vehicles in participating franchisees' fleets due to reduced travel demands.

     Vehicle rental operations revenues increased by $67,757 (128%) due to more Company-owned cars being added to the Rental Operations fleet.

     Total operating expenses for the three segments increased by $213,661 (15%) compared to the prior period. Salary expense for three segments increased by $104,635 (39%), which resulted primarily from additional hiring for the Company's Rental Operations and hiring of a subrogation expert in connection with the Company's Insurance segment. Advertising and promotion expenses decreased by $52,395 (17%), which resulted primarily from a decrease in national advertising expense. Sales and marketing expenses increased by $14,170 (6%), which resulted primarily from an increase in reserves for bad debt expense of $42,566 partially offset by a decrease in marketing expense. Direct expenses for the Company's Rental Operations increased by $30,791 (133%), primarily due to the increase in the number of the Company-owned vehicles. Insurance underwriting expenses increased by $56,317 (24%) due to an increase in paid losses and loss reserves for unsettled claims. General and administrative expenses for three segments increased by $32,053 (10%), which resulted primarily from increases in collection and legal expenses.

     The Company realized operating income of $68,954, before taxes and interest, for the three-month period ended June 30, 2002 compared to operating income of $621,963 for the same period in the prior year, reflecting a decrease of $553,009 (89%). This decrease resulted primarily from a decrease in continuing license fees, a decrease in initial license fees, a decrease in insurance premiums as well as an increase in underwriting expenses and an increase in the Company's Rental Operations expenses.

     Net interest income decreased by $14,648 (43%). This decrease was primarily due to lower interest rates earned on smaller average cash deposits, which are held in interest bearing accounts.

     Income tax expense for the quarter ended June 30, 2002 decreased by $218,747 (87%) compared to the three-month period ended June 30, 2001 due to lower pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had working capital of $2,000,238 compared to $1,896,309 at March 31, 2002. This increase of $103,929 in working capital stems from a decrease in accounts payable and accrued expenses and an increase in receivables and prepaid expenses partially offset by an increase in reserve accruals related to the insurance and payments made for the buyback of common stock as well as preferred stock dividends. At June 30, 2002, the Company's allowance for doubtful accounts was $1,284,879 compared to $1,197,513 at March 31, 2002 and $899,299 at June 30, 2001. The Company wrote off $17,980 of doubtful accounts during the three months ended June 30, 2002.

     In October 2001, the Company entered into a line of credit for $1,500,000 with Merrill Lynch. The purpose of this line of credit is to provide additional funds for purchasing vehicles in connection with the Company's Rental Operations ($500,000), and to provide security for the reinsurance arrangement with AIG. This line of credit provides security for a $1,000,000 letter of credit issued to American International Group ("AIG"). This letter of credit is secured by a certificate of deposit of $600,000 held by Merrill Lynch. In addition, Merrill Lynch has a first lien on all the Company's assets. At June 30, 2002, the Company owed a balance of $430,566 on its line of credit for purchasing additional vehicles for its Rental Operations.

     The vehicle financing payable contains restrictive covenants covering ratios relating to minimum tangible net worth and a fixed charge coverage ratio, as well as other customary covenants, representations and warranties and events of default. On June 30, 2002, the Company was not in compliance with the fixed charge coverage ratio and obtained a waiver of its noncompliance from the lender for a period not to extend beyond September 30, 2002.

     The Company rents its office facilities under the terms of an operating lease with a related party. The monthly office facilities lease commitment was $10,014 at June 30, 2002.

     Property and equipment decreased by $225,172 (11%) from March 31, 2002 to June 30, 2002. This decrease occurred primarily due to the sale of 23 vehicles in connection with the Company's store partially offset by the purchase of one vehicle in connection with the wheelchair van program and additional investment in the continued development of a centralized software reporting package to be utilized by the Company's franchisees with American Business Information Systems ("ABIS"), a related party entity, and the purchase of computer hardware.

     Pursuant to authorization of the Board of Directors on January 19, 2000, the Company hired ABIS to develop a centralized software reporting package to be used by the franchisees. Through June 30, 2002, the Company had paid $240,288 to ABIS. The centralized software reporting package is currently being tested at the Company's store in Maryland, and management expects it will be Beta tested with a limited number of franchisees in three to six months.

     Cash used in operations was $166,781, resulting from a decrease in accounts payable and accrued expenses, an increase in accounts and notes receivable, an increase in prepaid expenses and an increase in prepaid income tax, partially offset by an increase in insurance loss reserves. Accounts payable and accrued expenses decreased primarily from a decrease in national advertising expense. Accounts and notes receivable increased primarily due to an increase in initial license fees financed by the Company for the sale of additional franchises. Prepaid expenses increased primarily due to additional promotional materials and payment of fees in connection with the Company's line of credit with Merrill Lynch. Prepaid income tax increased primarily due to additional payments made for the Company's earnings for the fiscal year ended March 31, 2002. Insurance loss reserves increased primarily due to an increase in unsettled claims associated with the CAR insurance program.

     Cash provided by investing activities of $144,254 related primarily to proceeds from the sale of 23 vehicles, reduced by additional computer software and hardware.

     Cash used in financing activities during the same period was $79,486, resulting from a decrease in vehicle financing payable in connection with the Rental Operations, the buyback of common stock and by the payment of preferred dividends. The Company's stock-buyback program may have to be curtailed if operating results and cash flow generation do not improve.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

FORWARD LOOKING STATEMENTS

     The statements regarding anticipated future performance of the Company contained in this report are forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the Company's limited experience in the reinsurance business and the potential for negative claims experience, the effects of government regulation on the Company's franchise and insurance programs including maintaining properly registered franchise documents and making any required alterations in the Company's franchise program to comply with changes in the laws, competitive pressures from other motor vehicle rental companies which have greater marketing and financial resources than the Company, protection of the Company's trademarks, and the dependence on the Company's relationships with its franchisees. These risks and uncertainties are more fully described under the caption, "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002. All forward-looking statements should be considered in light of these risks and uncertainties.

                            SELECTED FINANCIAL DATA

     Set forth below are selected financial data with respect to the consolidated statements of earnings of the Company and its subsidiaries for the fiscal quarters ended June 30, 2002 and 2001 and with respect to the balance sheets thereof at June 30 in each of those years.

     The selected financial data have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                  Three Months ended June 30,
                                               ---------------------------------
                                                        2001        2002
                                                        ----        ----
                                                (in thousands except per share
                                               amounts and number of franchises)
                                                          (Unaudited)
FRANCHISEES' RESULTS

Franchisees' revenue (1)                              $14,659      $10,576
Number of franchised locations                            677          642

RESULTS OF OPERATIONS

Total revenue                                         $ 2,048      $ 1,708
Total expense                                           1,426        1,640
Income before income taxes                                650           83
Net income                                                399           51
Earnings per common share

 Basic                                                $   .09      $   .01
 Weighted average common shares                         4,385        4,196

 Diluted                                              $   .07      $   .01
 Weighted average common shares plus
   convertible preferred stock, and
   options and warrants                                 5,490        5,282


EBITDA (2)                                                702          162

BALANCE SHEET DATA

Working capital                                       $ 2,024      $ 2,000
Total assets                                          $ 5,252      $ 4,908
Shareholders' Equity                                  $ 3,240      $ 3,085

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. DISCLOSURE

     On August 12, 2002, the Board of Directors of Rent-A-Wreck of America, Inc. (the "Company") discussed whether the Company should terminate the registration of its common stock under Section 12 of the Securities Exchange Act of 1934 (the "1934 Act"). The Board discussed the advantages of maintaining its Section 12 registration and its quotation on the Nasdaq Small Cap market, including the limited liquidity it provided for shareholders. The Board also evaluated the cost of maintaining the Company as an SEC registrant, including the increased accounting, legal and Nasdaq Small Cap fees and the costs of personnel who spend a considerable amount of time complying with the securities laws and preparing the periodic reports. The Board was informed of the limited benefits of the Nasdaq quotation, including the fact that the Nasdaq Small Cap market for the Company's shares since 1985 has not had the depth and liquidity to provide for a full market for all shares.

     The Company has also been informed that it presently qualifies to terminate its registration under the 1934 Act in accordance with SEC rules. After reviewing all these matters, the Board decided unanimously that it was in the best interests of the Company and its shareholders to authorize the Company to terminate its registration under the 1934 Act by filing a Form 15 with the SEC. This form is expected to be filed on August 30, 2002, which will have the effect of deregistering the common stock of the Company, delisting the common stock on the Nasdaq Small Cap market, and immediately terminating the Company's obligation to file Forms 10-KSB, 10-QSB and 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits: See the Exhibit Index following the Signatures page of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K: The Registrant filed no Current Reports on Form 8-K during the period covered by this report.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

     (c) Exhibits:

     See Exhibit Index following the Signatures page, which is incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rent-A-Wreck of America, Inc.
(Registrant)

By:                                                         Date:

/s/ Kenneth L. Blum, Sr.                                    August 19, 2002
-----------------------------                               --------------------
Kenneth L. Blum, Sr.
Chief Financial Officer


/s/ Kenneth L. Blum, Sr.                                    August 19, 2002
-----------------------------                               --------------------
Kenneth L. Blum, Sr.
CEO and Chairman of the Board

                          RENT-A-WRECK OF AMERICA, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-14819)

                                  EXHIBIT INDEX
                                       TO
                          FORM 10-QSB QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2002


99.1      Certification of Chief Executive Officer               Filed herewith.
          Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

99.2      Certification of Chief Financial Officer               Filed herewith.
          Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002